Form 10QSB
period 1996-06-30
CLASSIC BANCSHARES INC
filed 1996-08-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      -------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________  to ___________


             Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    61-1289391
- --------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                       41101
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code:     (606) 325-4789
                                                        --------------

             Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes [X] No [ ]

             As of August 6, 1996, there were 1,322,500 shares of the Registrant's common stock issued and outstanding.

             Transitional Small Disclosure (check one):      Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
             and March 31, 1996                                                                         3

             Consolidated Statements of Income for the three months
             ended June 30, 1996 and 1995                                                               4

             Consolidated Statements of Stockholders' Equity for the three months
             ended June 30, 1996 and Year Ended March 31, 1996                                          5

             Consolidated Statements of Cash Flows for the three months ended
             June 30, 1996 and 1995                                                                     6

             Notes to Consolidated Financial Statements                                                7-8


Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                     9-14

PART II.     OTHER INFORMATION                                                                          15

             Signatures                                                                                 16

             Index to Exhibits                                                                          17

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,                 March 31,
                                                                                 1996                     1996
                                                                                 ----                     ----
                                                                              (Unaudited)
ASSETS
  Cash and due from bank                                                   $    1,335,228       $       1,531,862
  Federal funds sold and securities purchased under resell agreement              505,000                 975,000
  Certificates of deposits in other financial institutions                      4,550,935               4,599,600
  Investment securities available for sale                                     10,241,581              10,438,445
  Mortgage-backed securities available for sale                                 2,762,247               2,840,339
  Loans receivable, net                                                        47,120,814              43,721,967
  Foreclosed real estate, net                                                      10,000                   5,000
  Accrued interest receivable                                                     416,621                 331,991
  Federal Home Loan Bank stock                                                    631,600                 620,800
  Office property and equipment, net                                              772,345                 723,930
  Deferred income taxes                                                            69,729                  26,180
  Other assets                                                                    338,014                 267,880
                                                                           --------------        ----------------

TOTAL ASSETS                                                                $  68,754,114        $     66,082,994
                                                                           ==============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $  46,418,764        $     46,200,423
  Advances from Federal Home Loan Bank                                          2,500,000                      --
  Accrued interest on deposits                                                    102,523                 140,035
  Accrued  income taxes                                                            19,402                      --
  Accounts payable and accrued expenses                                           208,503                 242,273
                                                                           --------------        ----------------

             Total Liabilities                                              $  49,249,192        $     46,582,731
                                                                           --------------        ----------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and outstanding                                                  $      13,225        $        13,225
  Additional paid-in capital                                                   12,710,898              12,710,898
  Retained earnings - substantially restricted                                  7,868,419               7,707,753
  Net unrealized gain (loss) on securities available for sale                     (70,077)                 86,285
  Unearned ESOP shares                                                         (1,005,100)            (1,005,100)
  Minimum pension liability adjustment                                            (12,443)               (12,798)
                                                                           --------------        ----------------

             Total Stockholders' Equity                                     $  19,504,922        $     19,500,263
                                                                           --------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  68,754,114        $     66,082,994
                                                                           ==============        ================

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                               --------
                                                       1996           1995 (1)
                                                       ----           --------

INTEREST INCOME
  Loans                                          $    849,320      $    635,096
  Investment securities                               172,534           212,616
  Mortgage-backed securities                           45,290           143,617
  Other interest earning assets                        91,920            61,534
                                                 ------------      ------------
            Total Interest Income                   1,159,064         1,052,863
                                                 ------------      ------------

INTEREST EXPENSE
  Interest on deposits                                612,860           646,135
  Interest on FHLB Advances                             7,796            74,398
                                                 ------------      ------------
            Total Interest Expense                    620,656           720,533
                                                 ------------      ------------

            Net Interest Income                       538,408           332,330

Provision for loss on loans                            15,000           110,000
                                                 ------------      ------------

            Net interest income after
             provision for loss on
             loans                                    523,408           222,330
                                                 ------------      ------------

NON-INTEREST INCOME
  Late charges and other fees on loans                  5,782             3,873
  Insurance service fees                                3,530             3,400
  Loss on sale of mortgage-backed
    securities available for sale                          --           (61,929)
  Other income                                          2,564             2,252
                                                 ------------      ------------
            Total Non-Interest Income                  11,876          (52,404)
                                                 ------------      ------------

NON-INTEREST EXPENSES
  Compensation and benefits                           119,162            96,746
  Occupancy and equipment expense                      24,449            19,176
  Federal deposit insurance premiums                   27,364            27,790
  (Gain) loss on foreclosed real estate                  (500)            2,163
  Other general and administrative
     expenses                                         149,869            80,125
                                                 ------------      ------------
            Total Non-Interest Expense                320,344           226,000
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     214,940           (56,074)

            Income tax expense (benefit)               54,274           (39,384)
                                                 ------------      ------------

NET INCOME (LOSS)                                $    160,666      $    (16,690)
                                                 ============      ============
Earnings per common share                        $       0.13               N/A
                                                 ============      ============

(1)  Refers to Ashland Federal Savings Bank only.

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                            NET UNREALIZED                    MINIMUM
                                                 ADDITIONAL                 GAIN (LOSS) ON                    PENSION
                                     COMMON       PAID-IN      RETAINED     AVAILABLE FOR      UNEARNED      LIABILITY
                                      STOCK       CAPITAL      EARNINGS    SALE SECURITIES    ESOP SHARES    ADJUSTMENT    TOTAL
                                     ------      ----------    --------    ---------------    -----------    ----------    -----
Balance at April 1, 1995          $       -      $       -   $ 7,415,121    $    (29,056)       $       -     $      -    7,386,065

  Net income for the year
    ended March 31, 1996                  -              -       292,632                -               -            -      292,632

  Common stock issued in
    conversion, net of costs         13,225     12,704,127             -                -               -            -   12,717,352

  Change in unrealized gain
   (loss) on securities available
   for sale                               -              -             -          115,341               -            -      115,341

  Contribution for unearned
    ESOP shares                           -              -             -                -      (1,058,000)           -   (1,058,000)

  ESOP shares earned                      -          6,771             -                -          52,900            -       59,671

  Excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan             -              -             -                -               -      (12,798)     (12,798)
                                   --------     ----------   -----------    -------------      ----------     --------  -----------

Balances at March 31, 1996           13,225     12,710,898     7,707,753           86,285      (1,005,100)     (12,798)  19,500,263

  Net income                              -              -       160,666                -               -            -      160,666

  Change in unrealized gain
   (loss) on securities available
   for sale                               -              -             -         (156,362)              -            -     (156,362)

  Change in excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan             -              -             -                -               -          355          355
                                   --------     ----------   -----------    -------------      ----------     --------  -----------

Balances at June 30, 1996          $ 13,225    $12,710,898   $ 7,868,419    $     (70,077)    $(1,005,100)    $(12,443) $19,504,922
                                   ========    ===========   ===========    =============     ===========     ========  ===========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                              --------
                                                                                  1996                     1995 (1)<F1>
                                                                                  ----                     --------
OPERATING ACTIVITIES
Net Income                                                                    $   160,666              $    (16,690)
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                                   17,778                     8,509
    Provision for loss on loans                                                    15,000                   110,000
    Loss (gain) on sale of mortgage-backed securities available for sale
    Federal Home Loan Bank stock dividends                                        (10,800)                   (9,500)
    Deferred income tax expense (benefit)                                          37,001                     2,663
    Loss (gain) on foreclosed real estate                                             500                     2,142
    Amortization and accretion of investment
     securities premiums and discounts, net                                         2,336                       179
Decrease (increase) in:
    Accrued interest receivable                                                   (84,630)                  (63,279)
    Other assets                                                                  (70,134)                  (10,911)
Increase (decrease) in:
    Accrued interest payable                                                      (37,512)                   19,680
    Accrued income taxes                                                           19,402                        --
    Accounts payable and accrued expenses                                         (33,770)                  (95,296)
                                                                               ----------              ------------
             Net cash provided by operating activities                             15,837                   (52,503)
                                                                               ----------              ------------

INVESTING ACTIVITIES
Securities:
    Proceeds from maturities or calls                                                  --                   650,000
    Purchased                                                                          --                (1,350,000)
Mortgage-backed securities:
    Proceeds from sale                                                                 --                   369,091
    Principal payments                                                             35,707                   106,826
Certificates of deposits:
    Proceeds from maturities                                                      100,000                   200,000
    Purchases                                                                          --                  (500,000)
Loan originations and principal payments, net                                  (3,430,059)                 (971,886)
Proceeds from the sale of foreclosed real estate                                    5,500                    10,358
Purchases of premises and equipment                                               (60,625)                  (74,273)
                                                                               ----------              ------------
             Net cash provided (used) by investing activities                  (3,349,477)               (1,559,884)
                                                                               ----------              ------------

FINANCING ACTIVITIES
Net (decrease) increase in savings deposits and
  certificates of deposit                                                         218,341                   527,478
Proceeds from FHLB borrowings                                                   2,500,000                        --
                                                                               ----------              ------------
             Net cash provided by financing activities                          2,718,341                   527,478
                                                                               ----------              ------------

Increase (decrease) in cash and cash equivalents                                 (615,299)               (1,084,909)
Cash and cash equivalent at beginning of period                                 6,523,462                 2,165,148
                                                                               ----------              ------------

Cash and cash equivalents at end of period                                     $5,908,163              $  1,080,239
                                                                               ==========              ============

(1) Refers to Ashland Federal Savings Bank only.

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation
         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. (the "Company") as of June 30, 1996, and the results of operations for all interim periods presented.

         Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

(2)      Regulatory Capital Requirement
         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1996, the capital requirements applicable to Ashland Federal Savings Bank (the "Bank") and its actual capital ratios. As of June 30, 1996, the Bank exceeded all current regulatory capital standards.

                             Regulatory                     Actual Capital
                          Capital Requirement                 (Bank Only)
                          -------------------                 -----------
                      Amount           Percent            Amount       Percent
                      ------           -------            ------       -------
                                      (Dollars in Thousands)
Risk-Based           $2,339             8.0%             $13,369         44.8%
Core Capital          1,986             3.0               13,154         20.7
Tangible Capital        950             1.5               13,154         20.7


(3)      Earnings Per Share of Common Stock
         Earnings per share of common stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ended June 30, 1996. Weighted average number of shares used in the earnings per share computations was 1,221,990 for the three month period ended June 30, 1996. No shares of common stock were outstanding at June 30, 1995.

 (4)     Employee Stock Ownership Plan (ESOP)
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the three months ended June 30, 1996 was $24,000. As of June 30, 1996, the Bank considered 100,510 as unearned ESOP shares with a fair value of $1,055,355.

(5) Stock Option and Incentive Plan and Recognition and Retention Plan Subsequent to June 30, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 112,412 shares at $10.8125 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 48,798 shares.

(6)      Proposed Acquisition of First Paintsville Bancshares, Inc.
         On April 22, 1996, the Company entered into an agreement (subject to stockholder and regulatory approval) to acquire 100% of the outstanding stock of First Paintsville Bancshares, Inc., a one-bank holding company, for $9.3 million in cash. The proxy materials related to this transaction were mailed to stockholders on August 6, 1996. In connection with the acquisition of First Paintsville Bancshares, Inc., the Company will assume $722,000 of long-term debt of First Paintsville Bancshares, Inc. The cost of the transaction will be funded with a $4.5 million short-term loan and the use of cash and temporary investments of $5.5 million.

(7)      Supplemental Disclosure of Cash Flows Information

                                            Three months ended June 30,
                                            ---------------------------
                                              1996             1995
                                               ----             ----

Cash paid for:
     Interest                               $175,068          $332,149
     Taxes                                     -0-              -0-
Noncash investing activities:
     Transfer from loans to real estate
        acquired through foreclosure          18,000            -0-

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Business

         The accompanying Consolidated Financial Statements include the accounts of Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Ashland Federal Savings Bank (the "Bank"). All significant inter-company transactions and balances are eliminated in consolidation. The primary activity of the Company is to act as a holding company for the Bank. As a result, unless otherwise noted, the following discussion relates primarily to the Bank. The primary business of savings banks, including Ashland Federal, has historically consisted of attracting deposits from the general public and providing financing for the purchase of residential properties. The Bank also, to a lesser extent, makes consumer and commercial real estate and business loans. The operations of the Bank are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

         Net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, securities and investments, and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

         Net income is also affected by, among other things, gains and losses on sales of real estate and investments, mortgage-backed and related securities, investment securities and foreclosed assets, provisions for loan losses, service charges and other fees, operating expenses and income taxes.

Forward-Looking Statements

         When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Company's total assets increased $2.7 million, or 4.0%, from $66.1 million at March 31, 1996 to $68.8 million at June 30, 1996. This increase was due primarily to an increase of $3.4 million in net loans receivable. This increase was offset by a decrease of $667,000 in cash and cash equivalents. The increase in loans was funded primarily by a $667,000 decrease in cash and cash and cash equivalents and borrowings of $2.5 million from the Federal Home Loan Bank of Cincinnati.

         Net loans receivable increased $3.4 million from $43.7 million at March 31, 1996 to $47.1 million at June 30, 1996. The increase was primarily due to the origination of one-to-four family residential loans exceeding loan repayments by $2.7 million. The remainder of the increase is a result of the Bank's new strategy to originate consumer and commercial real estate loans. The Bank originated consumer loans of $71,000 and commercial real estate loans of $697,000 from March 31, 1996 to June 30, 1996.

         Investment securities remained virtually unchanged with a decrease of approximately $197,000. This decrease in these available for sale securities was a result of a temporary decline in market value from $10.4 million at March 31, 1996 to $10.2 million at June 30, 1996. Mortgage-backed securities decreased $78,000 from $2.8 million at March 31, 1996 to $2.7 million at June 30, 1996. The decrease in these available for sale securities was a result of a temporary decline in market value and principal repayments.

         Net deposits increased $218,000 from $46.2 million at March 31, 1996 to $46.4 million at June 30, 1996. The increase in deposits was primarily attributable to increased marketing efforts and offering rates competitive with the market.

         Federal Home Loan Bank advances increased to $2.5 million at June 30, 1996. The $2.5 million of proceeds received during the three months ended June 30, 1996 was used to fund loan demand.

         Total stockholders' equity was $19.5 million at March 31, 1996 and June 30, 1996.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         General. The Company reported net income of $161,000 during the three month period ended June 30, 1996 compared to a net loss of $17,000 during the three month period ended June 30, 1995. The increase in income between the three month periods ended June 30, 1996 and 1995 was the result of an increase in net interest income of $206,000, a decrease in provision for loss on loans of $95,000 and an increase in non-interest income of $64,000 partially offset by an increase in non-interest expenses of $93,000 and an increase in provision for income taxes of $94,000.

         Interest Income. Total interest income increased $106,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due primarily to an increase in the yield on average interest-earning assets to 7.2% for the three month period ended June 30, 1996 from 6.9% for the three month period ended June 30, 1995. This yield increased primarily due to the transfer of funds from lower yielding investments to higher yielding loans, as well as an increase in the average balance of interest earning-assets. The average balance of interest-earning assets increased $5.2 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans offset by decreases in the average balance of mortgage-backed and investment securities.

         Interest Expense. Interest expense decreased $100,000 for the three months ended June 30, 1996 as compared to the same period in 1995. The decrease was due primarily to the decrease in the average rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased to 5.2% for the three months ended June 30, 1996 from 5.4% for the three months ended June 30, 1995. The average balance of interest-bearing liabilities decreased $6.7 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The average balance of interest-bearing liabilities decreased as a result of management's efforts to reduce reliance on higher costing brokered deposits as well as a decrease in FHLB advances.

         Provision for Loan Losses. The Bank's provision for loan losses totaled $15,000 for the three months ended June 30, 1996 compared to $110,000 for the three months ended June 30, 1995. The decrease was due to the provision of approximately $100,000 to the specific loan loss allowance for the three month period ended June 30, 1995 to cover losses on one large commercial real estate loan and five residential real estate loans. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $64,000 for the three months ended June 30, 1996 compared to the same period in 1995. The increase was due primarily to a loss on the sale of mortgage-backed securities of approximately $62,000 that was recorded during the three months ended June 30, 1995. The remainder of the increase was due to management's increased emphasis on the collection of delinquent loan payment fees and other service charges.

         Non-interest Expense. Non-interest expense increased $94,000 for the three months ended June 30, 1996 compared to the same period in 1994 primarily due to an increase in the following: compensation and benefits of $22,000, occupancy and equipment expenses of $5,000, data processing expense of $3,000, and an increase in office supplies of $19,000. The increase in office supplies was due to the offering of new products which required the purchase and printing of new paper products. The increase was also due to an increase in audit and examination expense of $5,000, legal fees of $10,000, and in increase in other general and administrative expense of $32,000. These increases were partially offset by a decrease in the loss on foreclosed real estate of $2,000. The increases in audit, legal and general and administrative expenses were the result of operation as a public company. The increase in compensation and benefits was due to the net increase in the number of employees, the establishment of a supplemental retirement plan and the establishment of an employee stock ownership plan. The increase in occupancy and equipment expenses resulted from increased depreciation as a result of improvements made to the building.

         The deposits of savings associations such as the Bank are presently insured by Savings Association Insurance Fund (the "SAIF"), which, along with Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Bank's special assessment would amount to approximately $396,000 before taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as $2,000 per year from the 0.23% of deposits currently paid by the Bank, which would significantly reduce non-interest expense for future periods if enacted as proposed.

         Income Tax Expense. Income tax expense increased $94,000 from a tax benefit of $39,000 for the three months ended June 30, 1995 to an expense of $54,000 for the three months ended June 30, 1996 primarily due to a higher income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic condition that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 1996 was $290,000, or .6% of the total loans. The March 31, 1996 allowance for loan loss was $286,000, or .7% of total loans. The allowance for loan losses at June 30, 1996 was allocated to non-performing loans as follows: $3,000 to commercial real estate loans, $40,000 to one-to-four family real estate loans, and $247,000 remained unallocated.

         The ratio of non-performing assets to total assets is one indicator of other exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. For all periods presented the Company had no troubled debt restructuring. The following table sets forth the amount of non-performing assets at the periods indicated.

                                               June 30, 1996     March 31, 1996
                                               -------------     --------------

                                                    (Dollars in Thousands)

Non-Accruing Loans ........................         $431              $595
Accruing Loans Delinquent 90 Days or More             --                --
Foreclosed Assets .........................           10                 5
                                                    ----              ----
Total Non-Performing Assets ...............         $441              $600
Total Non-Performing Assets as a
         Percentage of Total Assets .......           .6%               .9%

         Total non-performing assets decreased $159,000 from March 31, 1996 to June 30, 1996. The declines in non-accruing loans and real estate acquired in foreclosure were the result of management's increased efforts to reduce non-performing loans through increased collection procedures and foreclosure action when all collection efforts have been exhausted.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 1996 and March 31, 1996, cash and cash equivalents totaled $5.9 million and $6.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the Bank has the ability to borrow funds from the FHLB. At June 30, 1996, the Bank had $2.5 million in borrowings outstanding with the FHLB.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements. As of June 30, 1996 and March 30, 1996, the Bank's liquidity ratios were 5.43% and 5.13% respectively.

         At June 30, 1996, the Bank had outstanding commitments to originate loans of $1.3 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

         At June 30, 1996, the Bank's tangible capital was $13.1 million, or 20.7%, of adjusted total assets, which is in excess of the 1.5% requirement by $12.2 million. In addition, at June 30, 1996, the Bank had core capital of $13.1 million, or 20.7%, of adjusted total assets, which exceeds the 3% requirement by $11.2 million. The Bank had risk-based capital of $13.4 million at June 30, 1996, or 44.8% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $11.0 million.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value ("NPV") of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest-rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations appeal an interest-rate risk determination. Any saving association with less than $300 million in assets and a total capital ratio in excess of 12%, such as the Bank, is exempt from this requirement unless the OTS determines otherwise.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

                  The annual meeting of Shareholders (the "Meeting") of Classic
            Bancshares, Inc. was held on July 29, 1996. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                                       PROPOSAL                                      NUMBER OF VOTES
                                       --------                                      ---------------
                                                                              For                      Withheld
                                                                              ---                      --------
             Election of the following directors for the terms indicated:

             Robert L. Goodpaster (three years)                             1,123,606                    77,749
             Robert B. Keifer, Jr. (three years)                            1,121,731                    79,624
             David A. Lang (three years)                                    1,123,396                    77,959

                                                                                                                  Broker
                                                                              For        Against        Abstain  Non-votes
                                                                              ---        -------        -------  ---------
             The ratification of the adoption of the 1996 Stock
             Option and Incentive Plan                                        828,948    142,224          3,271    231,912

             The ratification of the adoption of the 1996 Recognition
             and Retention Plan                                               840,078    146,716          3,971    210,590

             The ratification of the appointment of Smith, Goolsby,
             Artis, and Reams, P.S.C. as the Company's auditors for
             the fiscal year ending March 31, 1997                          1,179,584      6,000          8,271      -0-


Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             Exhibits
                  Exhibit 27 Financial Data Schedule

             Reports on Form 8-K
                  On April 24, 1996, the Registrant filed a Current Report on
             Form 8-K to report the execution of the definitive agreement to acquire First Paintsville Bancshares, Inc.

                                   SIGNATURES


             Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CLASSIC BANCSHARES, INC.
                                       REGISTRANT





Date: August 13, 1996      /s/ David B. Barbour
      ------------------   --------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer
                           and Director (Duly Authorized Officer)





Date: August 13, 1996      /s/ Lisah M. Frazier
      -------------------  --------------------------------------------------
                           Lisah M. Frazier, Vice President, Treasurer and
                           Chief Financial Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit                                                     Page
Number                                                     Number
- -------                                                    ------
  27        Financial Data Schedule                          18