Form 10QSB
period 1996-09-30
CLASSIC BANCSHARES INC
filed 1996-11-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

        Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       61-1289391
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                     Identification Number)

344 Seventeenth Street, Ashland, Kentucky                 41101
-------------------------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including      (606) 325-4789
                                              ---------------

        Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                   Yes [X]   No [ ]

        As of November 8, 1996, there were 1,322,500 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Disclosure (check one)   Yes [ ]   No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                     Page
                                                                    Number
                                                                    ------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996
         (Unaudited) and March 31, 1996                                 3

         Consolidated Statements of Income for the three and six
         months ended September 30, 1996 and 1995                       4

         Consolidated Statements of Stockholders' Equity for the
         six months ended September 30, 1996 and Year Ended
         March 31, 1996                                                 5

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 1996 and 1995                              6

         Notes to Consolidated Financial Statements                    7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-15

PART II. OTHER INFORMATION                                              16

         Signatures                                                     17

         Index to Exhibits                                              18

CLASSIC BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         March 31,
                                                                                  1996                 1996
                                                                                  ----                 ----
                                                                               (Unaudited)
ASSETS
  Cash and due from bank                                                      $  3,189,922        $  1,531,862
  Federal funds sold and securities purchased under resell agreement            13,562,000             975,000
  Certificates of deposits in other financial institutions                         483,000           4,599,600
  Investment securities available for sale                                      29,989,248          10,438,445
  Mortgage-backed securities available for sale                                  2,748,628           2,840,339
  Loans receivable, net                                                         77,403,226          43,721,967
  Foreclosed real estate, net                                                      387,810               5,000
  Accrued interest receivable                                                      766,146             331,991
  Federal Home Loan Bank stock                                                     869,600             620,800
  Office property and equipment, net                                             2,651,280             723,930
  Deferred income taxes                                                                 --              26,180
  Cost in excess of fair value of net
    assets acquired (goodwill)                                                   3,086,492                  --
  Other assets                                                                   1,080,630             267,880
                                                                              ------------        ------------
TOTAL ASSETS                                                                  $136,217,982        $ 66,082,994
                                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                    $ 99,390,239        $ 46,200,423
  Securities sold under agreement to repurchase                                  5,283,243                  --
  Advances from Federal Home Loan Bank                                          10,200,000                  --
  Treasury tax and loan note                                                       567,444                  --
  Accrued interest on deposits                                                     236,028             140,035
  Debt payable                                                                     700,000                  --
  Deferred income taxes                                                            127,982                  --
  Accrued  income taxes                                                              5,686                  --
  Accounts payable and accrued expenses                                            909,754             242,273
                                                                              ------------        ------------
        Total Liabilities                                                     $117,420,376        $ 46,582,731

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and outstanding                                                    $     13,225        $     13,225
  Additional paid-in capital                                                    12,710,898          12,710,898
  Retained earnings - substantially restricted                                   7,741,828           7,707,753
  Net unrealized gain (loss) on securities available                               (29,583)             86,285
  Unearned ESOP shares                                                          (1,005,100)         (1,005,100)
  Unearned RRP shares                                                             (621,575)                 --
  Minimum pension liability adjustment                                             (12,087)            (12,798)
                                                                              ------------        ------------
        Total Stockholders' Equity                                            $ 18,797,606        $ 19,500,263
                                                                              ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $136,217,982        $ 66,082,994
                                                                              ============        ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -------------                      -------------
                                                   1996           1995 (1)           1996            1995 (1)
                                                   ----           --------           ----            --------
INTEREST INCOME
  Loans                                        $ 925,283         $ 668,986          $ 1,774,603      $ 1,304,082
  Investment securities                          164,901           204,497              337,435          417,113
  Mortgage-backed securities                      45,392           133,530               90,682          277,147
  Other interest earning assets                   83,575            42,326              175,494          103,859
                                              ----------        ----------           ----------       ----------
        Total Interest Income                  1,219,151         1,049,339            2,378,214        2,102,201
                                              ----------        ----------           ----------       ----------
INTEREST EXPENSE
  Interest on deposits                           597,690           666,099            1,210,550        1,312,234
  Interest on FHLB Advances                       55,538            76,496               63,334          150,895
                                              ----------        ----------           ----------       ----------
        Total Interest Expense                   653,228           742,595            1,273,884        1,463,129
                                              ----------        ----------           ----------       ----------
        Net Interest Income                      565,923           306,744            1,104,330          639,072

Provision for loss on loans                       15,000             5,000               30,000          115,000
                                              ----------        ----------           ----------       ----------
        Net interest income after
         provision for loss on
         loans                                   550,923           301,744            1,074,330          524,072
                                              ----------        ----------           ----------       ----------
NON-INTEREST INCOME
  Service charges and other fees                   7,897             9,543               13,679           13,466
  Net loss on sale of mortgage-backed
    securities available for sale                     --                --                   --          (61,929)
  Other income                                     3,165            11,056                9,260           17,534
                                              ----------        ----------           ----------       ----------
        Total Non-Interest Income                 11,062            20,599               22,939          (30,929)
                                              ----------        ----------           ----------       ----------
NON-INTEREST EXPENSES
  Compensation and benefits                      149,078            91,693              268,240          173,638
  Occupancy and equipment expense                 30,224            23,777               54,673           37,638
  Federal deposit insurance premiums             342,639            27,679              370,004           55,468
  Loss (gain) on foreclosed real estate               --              (928)                (500)           1,214
  Other general and administrative
     expenses                                    263,343           148,385              413,211          249,474
                                              ----------        ----------           ----------       ----------
        Total Non-Interest Expense               785,284           290,606            1,105,628          517,432
                                              ----------        ----------           ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES               (223,299)           31,737               (8,359)         (24,289)
        Income tax expense (benefit)             (96,708)          (11,000)             (42,434)         (50,384)
                                              ----------        ----------           ----------       ----------
NET INCOME (LOSS)                              $(126,591)       $   42,737            $  34,075       $   26,095
                                              ==========        ==========           ==========       ==========
Earnings per common share                      $   (0.10)              N/A            $    0.03              N/A
                                              ==========        ==========           ==========       ==========

(1)  Refers to Ashland Federal Savings Bank only.

          See accompanying notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                  NET UNREALIZED                              MINIMUM
                                     ADDITIONAL                   GAIN (LOSS) ON                              PENSION
                             COMMON   PAID-IN        RETAINED      AVAILABLE FOR    UNEARNED      UNEARNED   LIABILITY
                              STOCK   CAPITAL        EARNINGS     SALE SECURITIES  ESOP SHARES   RRP SHARES  ADJUSTMENT    TOTAL
                            -------- -----------    ----------    ---------------  -----------   ----------  ----------  ----------
Balance at April 1, 1995     $     -   $       -    $7,415,121       $ (29,056)   $        -      $       -    $     -   $7,386,065

  Net income for the year
    ended March 31, 1996           -           -       292,632                -            -              -          -      292,632

  Common stock issued in
    conversion, net of costs  13,225  12,704,127             -                -            -              -          -   12,717,352

  Change in unrealized gain
   (loss) on securities
   available for sale              -           -             -          115,341            -              -          -      115,341

  Contribution for unearned
    ESOP shares                    -           -             -                -  (1,058,000)             -           -  (1,058,000)

  ESOP shares earned               -       6,771             -                -       52,900              -          -       59,671

  Excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan      -           -             -                -            -              -   (12,798)     (12,798)
                            -------- -----------    ----------        ---------- ------------    ---------- ----------  -----------
Balances at March 31, 1996    13,225  12,710,898     7,707,753           86,285  (1,005,100)              -   (12,798)   19,500,263

  Net income for the six months
   ended September 30, 1996        -           -        34,075                -            -              -          -       34,075

  Change in unrealized gain
   (loss) on securities available
   for sale                        -           -             -         (115,868)           -              -          -    (115,868)

  Contribution for unearned
    RRP shares                     -           -             -                -            -      (621,575)          -    (621,575)

  Change in excess of minimum
    pension liability over
    recognized prior service
    cost on directors
    retirement plan                -           -             -                -            -              -        711          711
                            -------- -----------    ----------        ---------- ------------    ---------- ----------  -----------
Balances at September 30,
    1996                    $ 13,225 $12,710,898    $7,741,828        $ (29,583) $(1,005,100)    $(621,575) $ (12,087)  $18,797,606
                            ======== ===========    ==========        ========== ============    ========== ==========  ===========


         See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                      1996            1995 (1)
                                                                                      ----            --------
OPERATING ACTIVITIES
  Net Income                                                                         34,075           $    26,095
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                                  35,713                19,019
       Provision for loss on loans                                                   30,000               115,000
       Loss (gain) on sale of mortgage-backed securities available for sale               -                61,929
       Federal Home Loan Bank stock dividends                                       (21,900)              (19,800)
       Deferred income tax expense (benefit)                                       (115,007)                2,663
       Loss (gain) on foreclosed real estate                                           (500)                1,214
       Amortization and accretion of invesment
         securities premiums and discounts, net                                       4,387                   412
  Decrease (increase) in:
       Accrued interest receivable                                                  (24,554)              (43,969)
       Other assets                                                                  26,308              (114,773)
  Increase (decrease) in:
       Accrued interest payable                                                     (55,972)               18,745
       Accrued income taxes                                                           5,686                    --
       Accounts payable and accrued expenses                                        550,737               (44,686)
                                                                                -----------           -----------
           Net cash provided by operating activities                                468,973                21,849
                                                                                -----------           -----------
INVESTING ACTIVITIES
  Securities:
       Proceeds from maturities or calls                                            750,000             3,150,000
       Purchased                                                                         --            (2,100,000)
  Mortgage-backed securities:
       Proceeds from sale                                                                --               369,091
       Principal payments                                                            62,550               316,637
  Certificates of deposits:
      Proceeds from maturities                                                      100,000               302,266
      Purchases                                                                          --              (500,000)
  Loan originations and principal payments, net                                  (5,926,793)           (4,805,207)
  Proceeds from the sale of foreclosed real estate                                    5,500                24,786
  Purchases of premises and equipment                                              (300,685)             (297,271)
  Cash and cash equivalents acquired in purchase of subsidiary
    in excess of cash invested                                                    4,411,002                    --
                                                                                -----------           -----------
           Net cash provided (used) by investing activities                        (898,426)           (3,539,698)
                                                                                -----------           -----------
FINANCING ACTIVITIES
  Net (decrease) increase in savings deposits and
    certificates of deposit                                                         379,488               340,257
  RRP Stock Repurchase                                                             (621,575)                   --
  Long-term note assumed in acquisition of subsidiary                               700,000                    --
  Net proceeds from FHLB borrowings                                              10,200,000             1,175,000
                                                                                -----------           -----------
           Net cash provided by financing activities                             10,657,913             1,515,257
                                                                                -----------           -----------
                                                                                 10,228,460            (2,002,592)
Cash and cash equivalent at beginning of period                                   6,523,462             2,165,148
                                                                                -----------           -----------
Cash and cash equivalents at end of period                                      $16,751,922           $   162,556
                                                                                ===========           ===========

(1)  Refers to Ashland Federal Savings Bank only.

         See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Acquisition
         -----------
         Effective September 30, 1996, Classic Bancshares, Inc. (the "Company") acquired all of the 72,375 outstanding shares of common stock of First Paintsville Bancshares, Inc., the holding company of The First National Bank of Paintsville ("First National") for $125 per share in cash and all of the 2,433 outstanding shares of First National common stock from the minority stockholders at a price of $114 per share in cash. The Company also assumed $700,000 in long-term debt as part of the acquisition. In connection with the acquisition, the Company recorded $3.1 million in goodwill. The acquisition was accounted for under the purchase method of accounting.

(2)      Principles of Consolidation
         ---------------------------
         The financial statements for 1996 are presented for Classic Bancshares, Inc. and its wholly-owned subsidiaries, Ashland Federal Savings Bank ("Ashland Federal") and The First National Bank of Paintsville. The consolidated balance sheet for September 30, 1996 is for the Company, Ashland Federal, and First National. The consolidated statements of income include the operations of the Company and Ashland Federal for the three and six months ended September 30, 1996. The statements of income for the three and six months ended September 30, 1995 include only the operations of Ashland Federal. First National was acquired as of the close of business, September 30, 1996 in a transaction accounted for under the purchase method of accounting and accordingly, the consolidated statements of income do not include the operations of First National.

(3)      Basis of Presentation
         ---------------------
         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. (the "Company") as of September 30, 1996, and the results of operations for all interim periods presented.

         Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

(4)      Earnings Per Share of Common Stock
         ----------------------------------
         Earnings per share of common stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and six month period ended September 30, 1996. Weighted average number of shares used in the earnings per share computations was 1,213,472 for the three month period ended September 30, 1996 and 1,217,709 for the six month period ended September 30, 1996. No shares of common stock were outstanding at September 30, 1995.

(5)      Employee Stock Ownership Plan (ESOP)
         ------------------------------------
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion . The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP for the three months and six months ended September 30, 1996 was $25,080 and $49,080, respectively. As of September 30, 1996, the Bank considered 100,510 as unearned ESOP shares with a fair value of $1,180,993.

(6)      Stock Option and Incentive Plan and Recognition and Retention Plan
         ------------------------------------------------------------------
         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 112,412 shares at $10.8125 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 48,798 shares. Stock options and RRP shares that are vested are considered common stock equivalents.

(7)      Supplemental Disclosure of Cash Flows Information
         -------------------------------------------------

                                                 Six months ended September 30,
                                                 ------------------------------
                                                     1996             1995
                                                     ----             ----

   Cash paid for:
        Interest                                   $314,687          $507,217
        Taxes                                        75,987              -0-
   Noncash investing activities:
        Transfer from loans to real estate
           acquired through foreclosure              19,023              -0-

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         The Company's total assets increased $70.1 million, or 106.1%, from $66.1 million at March 31, 1996 to $136.2 million at September 30, 1996. This increase was due primarily to the September 30, 1996 acquisition of First National in which the Company acquired $69.7 million in assets including $3.1 million of goodwill.

         Net loans receivable increased $33.7 million from $43.7 at March 31, 1996 to $77.4 million at September 30, 1996. The increase in loans is primarily the result of the addition of First National's loans receivable amounting to $28.0 million. The increase is also due to the aggressive origination efforts on the part of Ashland Federal that resulted in $5.7 million in originations offset by repayments since March 31, 1996.

         Investment securities increased $19.6 million from $10.4 million at March 31, 1996 to $30.0 million at September 30, 1996 primarily as the result of the addition of First Paintsville's investment securities of $20.5 million offset by matured and called securities of $750,000 and a temporary decline in market value on these available for sale securities of $150,000. Mortgage-backed securities decreased $92,000 from $2.8 million at March 31, 1996 to $2.7 million at September 30, 1996. The decrease in these available for sale securities was a result of a temporary decline in market value and principal repayments.

         Office property and equipment increased $1.9 million over the six months from $724,000 at March 31, 1996 to $2.7 million at September 30, 1996. The increase is primarily the result of the acquisition of First National.

         Net deposits increased $53.2 million from $46.2 million at March 31, 1996 to $99.4 million at September 30, 1996. The increase in deposits was primarily attributable to the acquisition of First National which contributed deposits of $52.8 million.

         Federal Home Loan Bank advances increased to $10.2 million at September 30, 1996. Advances of $4.5 million were used to fund loan demand and advances of $5.7 million were used to fund the acquisition of First Paintsville Bancshares, Inc.

         Total stockholders' equity decreased $703,000 from $19.5 million at March 31, 1996 to $18.8 million at September 30, 1996. The decrease in equity was the result of the purchase of shares for the Company's Recognition and Retention Plan for $622,000 and a decrease in the net unrealized gain on securities available for sale of $115,000 offset by net income of $34,000.

Forward-Looking Statements
--------------------------

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify

"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         General. The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

         The Company reported a net loss of $127,000 during the three month period ended September 30, 1996 compared to net income of $43,000 during the three month period ended September 30, 1995. The decrease in income of $170,000 between the three month periods ended September 30, 1996 and 1995 was primarily the result of an increase in provision for loss on loans of $10,000, a decrease in non-interest income of $10,000 and an increase in non-interest expenses of $495,000 partially offset by an increase in net interest income of $259,000 and an increase in an income tax benefit of $86,000. The increase in non-interest expense consisted primarily of a one-time SAIF assessment of $316,000.

         The Company reported net income of $34,000 for the six months ended September 30, 1996 compared to net income of $26,000 for the same period in 1995. The increase in income between the two periods was primarily the result of an increase in net interest income of $465,000, a decrease in the provision for loss on loans of $85,000, and an increase in non-interest income of $54,000 partially offset by an increase in non-interest expenses of $588,000 and a decrease in an income tax benefit of $8,000. The increase in non-interest expense consisted primarily of a one-time SAIF assessment of $316,000.

         Interest Income. Total interest income increased $170,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Total interest income increased $276,000 for the six months ended September 30, 1996 as compared to the same period in 1995. These increases were due primarily to increases in the yield on average interest-earning assets. The yields increased to 7.6% and 7.3% for the three and six months ended September 30, 1996, respectively compared to 7.0% and 6.9% for three and six months ended September 30, 1995, respectively. These yields increased primarily due to the transfer of funds from lower yielding investments to higher yielding loans, as well as an increase in the average balance of interest earning-assets. The average balance of interest-earning assets increased $3.9 million and $4.3 million for the three and six months ended September 30, 1996 compared to the three and six months ended September 30, 1995. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans offset by decreases in the average balance of mortgage-backed and investment securities.

         Interest Expense. Interest expense decreased $89,000 and $189,000 for the three and six months ended September 30, 1996 as compared to the same period in 1995. The decrease was due primarily to the decrease in the average rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased to 5.1% and 5.2% for the three and six months ended September 30, 1996 from 5.5% and 5.4% for the three and six months ended September 30, 1995. The average balance of interest-bearing liabilities decreased $2.7 million and $4.7 million for the three and six months ended September 30, 1996 compared to the three and six months ended September 30, 1995. The average balance of interest-bearing liabilities decreased as a result of management's efforts to reduce reliance on higher costing brokered deposits as well as a decrease in the average balance of FHLB advances.

         Provision for Loan Losses. The Company's provision for loan losses totaled $15,000 and $30,000 for the three and six months ended September 30, 1996 compared to $5,000 and $115,000 for the three and six months ended September 30, 1995. The decrease for the six month period ended September 30, 1996 was due to the provision in 1995 of approximately $100,000 to the specific loan loss allowance to cover losses on one large commercial real estate loan and five residential real estate loans. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased approximately $10,000 for the three months ended September 30, 1996 compared to the same period in 1995 as the result of a decrease in miscellaneous income. Non-interest income increased approximately $54,000 for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. The increase was due primarily to a loss on the sale of mortgage-backed securities of approximately $62,000 that was recorded during the six months ended September 30, 1995 partially offset by a decrease in miscellaneous income of $8,000.

         Non-interest Expense. Non-interest expense increased $495,000 and $588,000 for the three and six months ended September 30, 1996 compared to the same periods in 1995. Non-interest expenses increased for both periods primarily due to a one-time SAIF assessment of $316,000 and a one time restructuring charge of $100,000. The deposits of savings associations such Ashland Federal are presently insured by Savings Association Insurance Fund (the "SAIF"), which, along with Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. Legislation signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund required SAIF-insured savings institutions to pay a one-time special assessment of 65.7 cents for every $100 dollars of deposits. Future deposit insurance premiums are expected to decrease significantly due to the fact that the deposit insurance premiums that SAIF-insured institutions pay will decline from an average of 23.4 basis points to 6.4 basis points, effective Jan. 1, 1997. No later than Jan. 1, 2000 deposit insurance premiums will be further reduced to 2.4 basis points.

         Non-interest expenses also increased due to an increase in the compensation and benefits of $57,000 and $95,000 for the three and six months period; an increase in occupancy expense of $7,000 and $17,000 for the three and six months period and an increase in audit, legal and other general and administrative expenses of $15,000 and $60,000 for the three and six months period. The increase in compensation and benefits was due to the net increase in the number of employees, the establishment of a supplemental retirement plan, the establishment of an employee stock ownership plan, and the establishment of a management recognition and retention plan. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings and costs relative to operation as a public company

         Income Tax Expense. Income tax expense resulted in a tax benefit of $97,000 and $42,000 for the three and six months ended September 30, 1996 compared to a tax benefit of $11,000 and $50,000 for the three and six months ended September 30, 1995 primarily due to the change in income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 1996 was $832,000 or 1.1% of the total loans. The March 31, 1996 allowance for loan loss was $286,000, or .7% of total loans. The allowance for loan losses at September 30, 1996 was allocated to non-performing loans as follows: $134,000 to one-to-four family real estate loans, $77,000 to commercial business loans, $14,000 to consumer loans and $607,000 remained unallocated.

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

                                           September 30, 1996    March 31, 1996
                                           ------------------    --------------
                                                     (Dollars in Thousands)

Non-Accruing Loans .......................     $   448                $595
Accruing Loans Delinquent 90 Days or More          331                  --
Foreclosed Assets .........................        388                   5
                                                ------              ------
Total Non-Performing Assets ..............      $1,167                $600
Total Non-Performing Assets as a
         Percentage of Total Assets ......         .9%                 .9%

         Total non-performing assets increased $567,000 from March 31, 1996 to September 30, 1996. The decline in non-accruing loans was the result of management's increased efforts to reduce non-performing loans through increased collection procedures and foreclosure action when all collection efforts have been exhausted. The increases in accruing loans delinquent 90 days or more and real estate acquired by foreclosure were the result of the acquisition of First National.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of September 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1996 and March 31, 1996, cash and cash equivalents totaled $16.8 million and $6.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At September 30, 1996, Ashland Federal had $10.2 million in borrowings outstanding with the FHLB.

         Ashland Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of September 30, 1996 and March 31, 1996, the Bank's liquidity ratios were 5.00% and 5.13% respectively.

         At September 30, 1996, the Company had outstanding commitments to originate loans of $2.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996, the capital requirements applicable to Ashland Federal and its actual capital ratios. As of September 30, 1996, Ashland Federal exceeded all current regulatory capital standards.

                                                     Regulatory                     Actual Capital
                                                 Capital Requirement                   (AF Only)
                                                 -------------------                   ---------
                                             Amount            Percent            Amount      Percent
                                             ------            -------            ------      -------
                                                              (Dollars in Thousands)
         Risk-Based                          $2,536             8.0%             $7,564          23.9%
         Core Capital                         1,976             3.0               7,325          11.1
         Tangible Capital                       988             1.5               7,325          11.1

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

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996, the capital requirements applicable to First National and its actual capital ratios. As of September 30, 1996, First National exceeded all current regulatory capital standards.


                                                     Regulatory                     Actual Capital
                                                 Capital Requirement                  (FN Only)
                                                 -------------------                  ---------
                                            Amount            Percent            Amount       Percent
                                            ------            --------           ------       -------
                                                              (Dollars in Thousands)
         Risk-Based                          $2,495             8.0%             $7,513          24.1%
         Leverage                             1,791             3.0               7,121          11.9


         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of it interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as First National, would be exempt from the rule unless otherwise determined by the OCC. Management of First National has not determined what effect. if any, the OCC's proposed interest rate risk component would have on First National's capital if adopted as proposed.

Impact of Inflation and Changing Prices
---------------------------------------

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

             The special meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held on September 16, 1996. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:


                               PROPOSAL                                                       NUMBER OF VOTES
                               --------                                                       ----------------
                                                                                                               Broker
                                                                                 For       Against   Abstain  Non-votes
                                                                                 ---       -------   -------  ---------
        The ratification of the adoption of the Agreement and Plan of Merger dated April 22, 1996 including Amendment No. One thereto pursuant to which (i) First Paintsville, Inc. will be merged with and into Classic
        Bancshares, Inc. and (ii) each outstanding share of First Paintsville
        Bancshares, Inc. common stock will be converted into the right to receive $125.00 in cash, subject to increase to the extent the Merger does not close by September 30, 1996, all on and subject to the terms and conditions contained in the Merger Agreement and approval of the
        Buy/Sell Agreements with certain First Paintsville
        Bancshares, Inc. stockholders.                                           739,166    110,400    2,000     487,028


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits
             Exhibit 27 Financial Data Schedule

        Reports on Form 8-K
          The Registrant filed the following current reports on Form 8-K during the three months ended September 30, 1996:

              Press release, dated July 29, 1996 announcing annual meeting results and notice of intent to initiate stock repurchase program.

              Press release, dated August 13, 1996 announcing a stock repurchase program.

              Press release, dated August 6, 1996 announcing the results of June 30, 1996 quarter.

              Press release, dated September 16, 1996 declaring cash dividend.

              Press release, dated September 17, 1996 announcing shareholder approval of merger.

              On September 30, 1996, the Registrant filed a Current Report on Form 8-K to report the completion of the merger of First Paintsville Bancshares, Inc. and a press release dated September 30, 1996.

                                   SIGNATURES


        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLASSIC BANCSHARES, INC.
                                              REGISTRANT





Date:   November 14, 1996             /s/ David B. Barbour
        -----------------             ---------------------------------------
                                      David B. Barbour, President,
                                      Chief Executive Officer
                                      and Director (Duly Authorized Officer)





Date:   November 14, 1996             /s/ Lisah M. Frazier
        -----------------             ---------------------------------------
                                      Lisah M. Frazier, Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS



 Exhibit
 Number
 ------
   27           Financial Data Schedule