Form 10QSB
period 1996-12-31
CLASSIC BANCSHARES INC
filed 1997-02-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to ___________


        Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        61-1289391
---------------------------------        ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                    41101
------------------------------------------                 ----------
(Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code:    (606) 325-4789
                                                       --------------

        Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of February 6, 1996, there were 1,322,500 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Disclosure (check one):    Yes [   ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1996 (Unaudited)
         and March 31, 1996                                                   3

         Consolidated Statements of Income for the three and nine months
         ended December 31, 1996 and 1995                                     4

         Consolidated Statements of Stockholders' Equity for the nine
         months ended December 31, 1996 and Year Ended March 31, 1996         5

         Consolidated Statements of Cash Flows for the nine months ended
         December 31, 1996 and 1995                                         6-7

         Notes to Consolidated Financial Statements                         8-9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-16

PART II. OTHER INFORMATION                                                   17

         Signatures                                                          18

         Index to Exhibits                                                   19

                            CLASSIC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        December 31,      March 31,
                                                                            1996            1996
                                                                       -------------    -------------
                                                                         (Unaudited)
ASSETS
  Cash and due from bank                                               $   2,870,233    $   1,531,862
  Federal funds sold and securities purchased under resell agreement       3,380,000          975,000
  Certificates of deposits in other financial institutions                   388,000        4,599,600
  Investment securities available for sale                                24,952,669       10,438,445
  Mortgage-backed securities available for sale                            7,962,706        2,840,339
  Loans receivable, net                                                   79,805,238       43,721,967
  Foreclosed real estate, net                                                389,714            5,000
  Accrued interest receivable                                                737,516          331,991
  Federal Home Loan Bank stock                                               884,800          620,800
  Office property and equipment, net                                       2,933,454          723,930
  Deferred income taxes                                                         --             26,180
  Cost in excess of fair value of net
    assets acquired (goodwill)                                             3,056,845             --
  Other assets                                                             1,000,207          267,880
                                                                       -------------    -------------
TOTAL ASSETS                                                           $ 128,361,382    $  66,082,994
                                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                             $  97,361,895    $  46,200,423
  Securities sold under agreement to repurchase                            4,995,068             --
  Advances from Federal Home Loan Bank                                     4,500,000             --
  Treasury tax and loan note                                                 544,469             --
  Accrued interest on deposits                                               218,618          140,035
  Debt payable                                                               675,000             --
  Deferred income taxes                                                      310,197             --
  Accrued  income taxes                                                       44,511             --
  Accounts payable and accrued expenses                                      560,275          242,273
                                                                       -------------    -------------
        Total Liabilities                                              $ 109,210,033    $  46,582,731
                                                                       -------------    -------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and outstanding                                             $      13,225    $      13,225
  Additional paid-in capital                                              12,710,898       12,710,898
  Retained earnings - substantially restricted                             7,926,583        7,707,753
  Net unrealized gain (loss) on securities available for sale                139,050           86,285
  Unearned ESOP shares                                                    (1,005,100)      (1,005,100)
  Unearned RRP shares                                                       (621,575)            --
  Minimum pension liability adjustment                                       (11,732)         (12,798)
                                                                       -------------    -------------
        Total Stockholders' Equity                                     $  19,151,349    $  19,500,263
                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 128,361,382    $  66,082,994
                                                                       =============    =============



         See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                                ------------                  ------------
                                             1996          1995            1996          1995
                                          -----------   -----------    -----------    -----------
INTEREST INCOME
  Loans                                   $ 1,683,279   $   782,375    $ 3,471,561    $ 2,086,458
  Investment securities                       424,971       175,601        762,406        592,714
  Mortgage-backed securities                   44,946       106,131        135,627        383,278
  Other interest earning assets               187,383        92,740        362,877        196,599
                                          -----------   -----------    -----------    -----------
        Total Interest Income               2,340,579     1,156,847      4,732,471      3,259,049
                                          -----------   -----------    -----------    -----------
INTEREST EXPENSE
  Interest on deposits                      1,081,419       670,332      2,291,970      1,982,566
  Interest on FHLB Advances                    91,277        97,094        154,611        247,988
  Interest on other borrowed funds             16,896          --           16,896           --
                                          -----------   -----------    -----------    -----------
        Total Interest Expense              1,189,592       767,426      2,463,477      2,230,554
                                          -----------   -----------    -----------    -----------
        Net Interest Income                 1,150,987       389,421      2,268,994      1,028,495

Provision for loss on loans                    37,500        28,000         67,500        143,000
                                          -----------   -----------    -----------    -----------
        Net interest income after
         provision for loss on
         loans                              1,113,487       361,421      2,201,494        885,495
                                          -----------   -----------    -----------    -----------
NON-INTEREST INCOME
  Service charges and other fees               60,607        12,294         66,088         33,006
  Gain on sale of mortgage-backed
    securities available for sale               1,865       108,494          1,865         46,565
  Gain on sale of investment
    securities available for sale               5,979       (17,125)         5,979        (17,125)
  Other income                                 36,164         2,440         39,941         15,779
                                          -----------   -----------    -----------    -----------
        Total Non-Interest Income             104,615       106,103        113,873         78,225
                                          -----------   -----------    -----------    -----------
NON-INTEREST EXPENSES
  Compensation and benefits                   379,103        95,434        647,343        269,072
  Occupancy and equipment expense             105,386        27,889        160,059         65,527
  Federal deposit insurance premiums           26,966        27,991        396,970         83,459
  Loss (gain) on foreclosed real estate          --         (25,325)          (500)       (24,112)
  Other general and administrative
     expenses                                 309,673       132,952        722,880        385,479
                                          -----------   -----------    -----------    -----------
        Total Non-Interest Expense            821,128       258,941      1,926,752        779,425
                                          -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES             396,974       208,583        388,615        184,295

        Income tax expense (benefit)          138,899        45,174         96,465         (5,210)
                                          -----------   -----------    -----------    -----------
NET INCOME (LOSS)                         $   258,075   $   163,409    $   292,150    $   189,505
                                          ===========   ===========    ===========    ===========
Earnings per common share                 $      0.21          N/A*    $      0.24           N/A*
                                          ===========   ===========    ===========    ===========

* - Earnings per share calculations have been eliminated due to the fact that shares were not issued until December 28, 1995.

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                    NET UNREALIZED
                                                       ADDITIONAL                   GAIN (LOSS) ON
                                          COMMON        PAID-IN       RETAINED      AVAILABLE FOR
                                           STOCK        CAPITAL       EARNINGS     SALE SECURITIES
                                        -----------   -----------   -----------    ----------------

Balance at April 1, 1995                $      --     $      --     $ 7,415,121     $    (29,056)

  Net income for the year
    ended March 31, 1996                       --            --         292,632             --

  Common stock issued in
    conversion, net of costs                 13,225    12,704,127          --               --

  Change in unrealized gain
   (loss) on securities available
   for sale                                    --            --            --            115,341

  Contribution for unearned
    ESOP shares                                --            --            --               --

  ESOP shares earned                           --           6,771          --               --

  Excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan                  --            --            --               --
                                        -----------   -----------   -----------      -----------
Balances at March 31, 1996                   13,225    12,710,898     7,707,753           86,285

  Net income for the nine months
   ended December 31, 1996                     --            --         292,150             --

  Dividend paid                                --            --         (73,320)            --

  Change in unrealized gain
   (loss) on securities available
   for sale                                    --            --            --             52,765

  Contribution for unearned
    RRP shares                                 --            --            --               --

  Change in excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan                  --            --            --               --
                                        -----------   -----------   -----------      -----------
Balances at December 31, 1996           $    13,225   $12,710,898   $ 7,926,583      $   139,050
                                        ===========   ===========   ===========      ===========




                                                                             MINIMUM
                                                                             PENSION
                                            UNEARNED         UNEARNED       LIABILITY
                                           ESOP SHARES      RRP SHARES      ADJUSTMENT         TOTAL
                                           ------------    ------------    ------------    ------------

Balance at April 1, 1995                   $       --      $       --      $       --      $  7,386,065

  Net income for the year
    ended March 31, 1996                           --              --              --           292,632

  Common stock issued in
    conversion, net of costs                       --              --              --        12,717,352

  Change in unrealized gain
   (loss) on securities available
   for sale                                        --              --              --           115,341

  Contribution for unearned
    ESOP shares                              (1,058,000)           --              --        (1,058,000)

  ESOP shares earned                             52,900            --              --            59,671

  Excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan                      --              --           (12,798)        (12,798)
                                           ------------    ------------    ------------    ------------
Balances at March 31, 1996                   (1,005,100)           --           (12,798)     19,500,263

  Net income for the nine months
   ended December 31, 1996                         --              --              --           292,150

  Dividend paid                                    --              --              --           (73,320)

  Change in unrealized gain
   (loss) on securities available
   for sale                                        --              --              --            52,765

  Contribution for unearned
    RRP shares                                     --          (621,575)           --          (621,575)

  Change in excess of minimum pension
    liability over recognized
    prior service cost on
    directors retirement plan                      --              --             1,066           1,066
                                           ------------    ------------    ------------    ------------
Balances at December 31, 1996              $ (1,005,100)   $   (621,575)   $    (11,732)   $ 19,151,349
                                           ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                               1996               1995
                                                                            -----------       -----------
OPERATING ACTIVITIES
  Net Income                                                                $   292,150       $   189,505
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                              96,918            35,889
       Amortization of goodwill                                                  31,134              --
       Provision for loss on loans                                               67,500           143,000
       (Gain) on sale of mortgage-backed securities available for sale           (1,865)          (46,565)
       (Gain) loss on sale of investment securities available for sale           (5,979)           17,125
       Federal Home Loan Bank stock dividends                                   (37,100)          (30,300)
       Deferred income tax expense (benefit)                                     (8,977)           40,974
       Loss (gain) on foreclosed real estate                                       (500)          (24,112)
       Amortization and accretion of invesment
         securities premiums and discounts, net                                   4,879               999
  Decrease (increase) in:
       Accrued interest receivable                                                4,076           (87,941)
       Other assets                                                             106,730            45,566
  Increase (decrease) in:
       Accrued interest payable                                                 (73,382)           34,345
       Accrued income taxes                                                      44,511              --
       Accounts payable and accrued expenses                                    201,258           (12,037)
                                                                            -----------       -----------
        Net cash provided by operating activities                               721,353           306,448
                                                                            -----------       -----------
INVESTING ACTIVITIES
  Securities:
       Proceeds from sales, maturities or calls                               5,821,400         5,532,876
       Purchased                                                             (3,312,802)       (2,587,588)
  Mortgage-backed securities:
       Proceeds from sale                                                     2,171,786         6,291,556
       Principal payments                                                       257,121           544,577
       Purchases                                                             (4,040,006)       (2,022,188)
  Proceeds from maturities of certificates of deposit                           195,000           501,266
  Loan originations and principal payments, net                              (8,350,480)       (6,989,957)
  Proceeds from the sale of foreclosed real estate                                5,500           132,429
  Purchases of premises and equipment                                          (644,139)         (422,128)
  Cash and cash equivalents acquired in purchase of subsidiary
    in excess of cash invested                                                4,411,002              --
                                                                            -----------       -----------
        Net cash (used) provided by investing activities                     (3,485,618)          980,843
                                                                            -----------       -----------


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       1996            1995
                                                                                   -----------     -----------
FINANCING ACTIVITIES
  Net (decrease) increase in savings deposits and
    certificates of deposit                                                         (1,677,915)       (586,594)
  Net change in repurchase agreements                                                 (288,175)           --
  Net change in treasury tax and loan note                                             (22,979)           --
  RRP Stock Repurchase                                                                (621,575)           --
  Long-term note assumed in acquisition of subsidiary less principal repayments        675,000            --
  Proceeds from FHLB borrowings                                                     12,700,000       3,175,000
  Repayment of FHLB borrowings                                                      (8,200,000)     (7,975,000)
  Dividend Paid                                                                        (73,320)           --
  Proceeds from sale of common stock, net of conversion costs                             --        11,659,352
                                                                                  ------------    ------------
        Net cash provided by financing activities                                    2,491,036       6,272,758
                                                                                  ------------    ------------

Increase (decrease) in cash and cash equivalents                                      (273,229)      7,560,049
Cash and cash equivalent at beginning of period                                      6,523,462       2,165,148
                                                                                  ------------    ------------

Cash and cash equivalents at end of period                                        $  6,250,233    $  9,725,197
                                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         The financial statements for 1996 are presented for Classic Bancshares, Inc. and its wholly-owned subsidiaries, Ashland Federal Savings Bank ("Ashland Federal") and The First National Bank of Paintsville ("First National"). The consolidated balance sheet for December 31, 1996 is for the Company, Ashland Federal, and First National. The consolidated statements of income include the operations of the Company and Ashland Federal for the three and nine months ended December 31, 1996 and First National's operations for the three months ended December 31, 1996. The statements of income for the three and nine months ended December 31, 1995 include only the operations of the Company and Ashland Federal. First National was acquired as of the close of business, September 30, 1996, in a transaction accounted for under the purchase method of accounting.

(2)      Basis of Presentation
         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. (the "Company") as of December 31, 1996, and the results of operations for all interim periods presented.

         Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997.

(3)      Earnings Per Share of Common Stock
         Earnings per share of common stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and nine month period ended December 31, 1996. Weighted average number of shares used in the earnings per share computations was 1,217,688 for the three month period ended December 31, 1996 and 1,213,450 for the nine month period ended December 31, 1996. Earnings per share calculations have been eliminated for the three and nine months ended December 31, 1995 due to the fact that shares were not issued until December 28, 1995.

(4)      Employee Stock Ownership Plan (ESOP)
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion . Ashland Federal makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP for the three months and nine months ended December 31, 1996 was $24,000 and $73,080, respectively. As of December 31, 1996, the Company considered 100,510 as unearned ESOP shares with a fair value of $1,168,429.

(5)      Stock Option and Incentive Plan and Recognition and Retention Plan
         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 112,412 shares at $10.8125 per share and options on 19,750 shares at $13.375. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,598 shares. RRP shares that are granted are considered common stock equivalents.

(6)      Cash Dividend and Stock Repurchase Program
         On January 21, 1997, the Board declared a cash dividend of $.07 per share payable on February 17, 1997 to shareholders of record on February 1, 1997. On January 22, 1997, the Company announced that it had filed a notice with the Office of Thrift Supervision to repurchase 5% of its outstanding shares of common stock in the open market over a six-month period. Subject to approval, the shares will be purchased at prevailing market prices from time to time depending upon market conditions.

(7)      Supplemental Disclosure of Cash Flows Information

                                                          Nine months ended
                                                             December 31,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----

         Cash paid for:
              Interest                                $1,106,865      $  682,600
              Taxes                                       77,923             -0-
         Noncash investing activities:
              Transfer from loans to real estate
                 acquired through foreclosure             10,000          67,500

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's total assets increased $62.3 million, or 94.3%, from $66.1 million at March 31, 1996 to $128.4 million at December 31, 1996. This increase was due primarily to the September 30, 1996 acquisition of First National in which the Company acquired $69.7 million in assets including $3.1 million of goodwill. This increase was offset by the fact that since the acquisition, cash and cash equivalents have decreased as a result of the repayment of $5.7 million in FHLB advances used for the acquisition of First National and the outflow of deposits of approximately $2.0 million. The outflow of deposits was primarily the result of the reduction of brokered deposits for Ashland Federal.

         Net loans receivable increased $36.1 million from $43.7 at March 31, 1996 to $79.8 million at December 31, 1996. The increase in loans is primarily the result of the addition of First National's loans receivable on September 30, 1996 amounting to $28.0 million. The increase is also due to the aggressive origination efforts that resulted in $8.4 million in originations offset by repayments primarily by Ashland Federal since March 31, 1996.

         Investment securities increased $14.6 million from $10.4 million at March 31, 1996 to $25.0 million at December 31, 1996 primarily as the result of the addition of First Paintsville's investment securities of $17.0 million and purchases of $3.3 million offset by matured, called or sold securities of $5.8 million and an increase in market value on these available for sale securities of $91,000. Mortgage-backed securities increased $5.2 million from $2.8 million at March 31, 1996 to $8.0 million at December 31, 1996. The increase is primarily the result of the addition of First Paintsville's mortgage-backed securities of $3.5 million and purchases of $4.0 million offset by sales of $2.2 million and principal repayments.

         Office property and equipment increased $2.2 million over the nine months from $724,000 at March 31, 1996 to $2.9 million at December 31, 1996. The increase is primarily the result of the acquisition of First National.

         Net deposits increased $51.2 million from $46.2 million at March 31, 1996 to $97.4 million at December 31, 1996. The increase in deposits was primarily attributable to the acquisition of First National which contributed deposits of $52.8 million. The increase was offset by the outflow of deposits as a result of the reduction of brokered deposits at Ashland Federal.

         Federal Home Loan Bank advances increased to $4.5 million at December 31, 1996. Advances of $4.5 million were used to fund loan demand and advances of $5.7 million were used to fund the acquisition of First Paintsville Bancshares, Inc. Advances of $5.7 million were repaid during the quarter.

         Total stockholders' equity decreased $349,000 from $19.5 million at March 31, 1996 to $19.2 million at December 31, 1996. The decrease in equity was the result of the purchase of shares for the Company's Recognition and Retention Plan for $622,000 and payment of a cash dividend of $73,000 offset by an increase in the net unrealized gain on securities available for sale of $53,000 and net income of $293,000.

Forward-Looking Statements

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


RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE
THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------

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

         The Company reported net income of $258,000 during the three month period ended December 31, 1996 compared to net income of $163,000 during the three month period ended December 31, 1995. The increase in income of $95,000 between the two periods was primarily the result of an increase in net interest income of $762,000 partially offset by an increase in the provision for loss on loans of $9,500, a decrease in non-interest income of $1,500 an increase in non-interest expenses of $562,000 and an increase in income tax expense of $94,000.

         The Company reported net income of $292,000 for the nine months ended December 31, 1996 compared to net income of $190,000 for the same period in 1995. The increase in income between the two periods was primarily the result of an increase in net interest income of $1.2 million, a decrease in the provision for loss on loans of $76,000 and an increase in non-interest income of $36,000 partially offset by an increase in non-interest expenses of $1.1 million and an increase in income tax expense of $102,000.

         Interest Income. Total interest income increased $1.2 million for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Total interest income increased $1.5 million for the nine months ended December 31, 1996 as compared to the same period in 1995. These increases were due primarily to increases in the yield on average interest-earning assets. The yields increased to 8.0% and 7.8% for the three and nine months ended December 31, 1996, respectively compared to 7.5% and 7.1% for three and nine months ended December 31, 1995, respectively. These yields increased primarily due to the transfer of funds from lower yielding investments to higher yielding loans, as well as an increase in the average balance of interest earning-assets. The average balance of interest-earning assets increased $57.6 million and $22.1 million for the three and nine months ended December 31, 1996 compared to the three and nine months ended December 31, 1995. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, mortgage-backed and investment securities and other interest-earning assets as a result of the acquisition of First National.

         Interest Expense. Interest expense increased $422,000 and $233,000 for the three and nine months ended December 31, 1996 as compared to the same period in 1995. The average rate paid on interest-bearing liabilities decreased to 4.7% and 5.0% for the three and nine months ended December 31, 1996 from 5.8% and 5.5% for the three and nine months ended December 31, 1995. However, the average balance of interest-bearing liabilities increased $47.4 million and $12.7 million for the three and nine months ended December 31, 1996 compared to the three and nine months ended December 31, 1995. The average balance of interest-bearing liabilities increased primarily as a result of the acquisition of First National.

         Provision for Loan Losses. The Company's provision for loan losses totaled $37,500 and $67,500 for the three and nine months ended December 31, 1996 compared to $28,000 and $143,000 for the three and nine months ended December 31, 1995. The decrease for the nine month period ended December 31, 1996 was due to the provision in 1995 of approximately $100,000 to the specific loan loss allowance to cover losses on one large commercial real estate loan and five residential real estate loans. The decrease was offset by increased provisions as a result of the acquisition of First National. The increase in the provision for the three month period was also a result of the acquisition of First National. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased approximately $1,500 for the three months ended December 31, 1996 compared to the same period in 1995 as the result of a decrease in the net gain on the sale of investment and mortgage-backed securities partially offset by an increase in service charges and fees on deposits, late charges and fees on loans and other miscellaneous income. Non-interest income increased approximately $36,000 for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. The increase was due primarily to an increase in service charges and fees on deposits, late charges and fees on loans and other miscellaneous income partially offset by a decrease in the net gain on the sale of investment and mortgage-backed securities.

         Non-interest Expense. Non-interest expense increased $562,000 and $1.1 million for the three and nine months ended December 31, 1996 compared to the same periods in 1995. Non-interest expenses increased for the nine months primarily due to a one-time SAIF assessment of $316,000 and a one time restructuring charge of $100,000.

         Non-interest expenses also increased due to an increase in compensation and benefits of $284,000 and $378,000 for the three and nine month period; an increase in occupancy expense of $77,000 and $95,000 for the three and nine month period, a decrease on the sale of foreclosed real estate of $25,000 for the three and nine month period and an increase in audit, legal and other general and administrative expenses of $176,000 and $237,000 for the three and nine month period. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees and the acquisition of First National for the three month period, the establishment of a supplemental retirement plan, the establishment of an employee stock ownership plan, and the establishment of a management recognition and retention plan. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities and the inclusion of the expenses of First National. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings, costs relative to operation as a public company, amortization of goodwill and the inclusion of the expenses of First National.

         Income Tax Expense. Income tax expense increased $94,000 and $102,000 for the three and nine months ended December 31, 1996 primarily due to an increase in income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 1996 was $802,000 or 1.0% of the total loans. The March 31, 1996 allowance for loan loss was $286,000, or .7% of total loans. The allowance for loan losses at September 30, 1996 was allocated as follows:
$105,000 to one-to-four family real estate loans, $33,000 to commercial real estate loans, $33,000 to commercial business loans, $12,000 to consumer loans and $619,000 remained unallocated.

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



                                                       December 31, 1996           March 31, 1996
                                                       -----------------           --------------
                                                                 (Dollars in Thousands)
           Non-Accruing Loans                              $  635                      $  595
           Accruing Loans Delinquent 90 Days or More          148                          --
           Foreclosed Assets                                  391                           5
                                                           ------                      ------
           Total Non-Performing Assets                     $1,174                      $  600
           Total Non-Performing Assets as a
                    Percentage of Total Assets                 .9%                         .9%

         Total non-performing assets increased $574,000 from March 31, 1996 to December 31, 1996. The increase in non-performing assets is the result of the acquisition of First National.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of December 31, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1996 and March 31, 1996, cash and cash equivalents totaled $6.3 million and $6.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 1996, Ashland Federal had $4.5 million in borrowings outstanding with the FHLB.

         Ashland Federal is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of December 31, 1996 and March 31, 1996, the Bank's liquidity ratios were 5.91% and 5.13% respectively.

         At December 31, 1996, the Company had outstanding commitments to originate loans of $2.4 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996, the capital requirements applicable to Ashland Federal and its actual capital ratios. As of December 31, 1996, Ashland Federal exceeded all current regulatory capital standards.


                                                    Regulatory                      Actual Capital
                                                Capital Requirement                   (AF Only)
                                            -------------------------            ---------------------
                                            Amount            Percent            Amount        Percent
                                            ------            -------            ------        -------
                                                              (Dollars in Thousands)
         Risk-Based                          $2,360             8.0%             $7,701          26.1%
         Core Capital                         1,829             3.0               7,386          12.1
         Tangible Capital                       914             1.5               7,386          12.1

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

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996, the capital requirements applicable to First National and its actual capital ratios. As of December 31, 1996, First National exceeded all current regulatory capital standards.


                                                    Regulatory                      Actual Capital
                                                Capital Requirement                   (FN Only)
                                            -------------------------            ---------------------
                                            Amount            Percent            Amount        Percent
                                            ------            -------            ------        -------
                                                              (Dollars in Thousands)
         Risk-Based                         $2,718              8.0%             $7,789          22.9%
         Leverage                            2,689              4.0               7,363          11.0

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits
             Exhibit 27 Financial Data Schedule

        Reports on Form 8-K
          The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 1996:

              Press release, dated October 29, 1996 announcing the results of September 30, 1996 quarter and a special one-time assessment.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLASSIC BANCSHARES, INC.
                                 REGISTRANT





Date:   February 14, 1997                     /s/ David B. Barbour
        ---------------------   ----------------------------------------------
                                David B. Barbour, President, Chief Executive
                                Officer and Director (Duly Authorized Officer)





Date:   February 14, 1997                     /s/ Lisah M. Frazier
        ---------------------   ----------------------------------------------
                                Lisah M. Frazier, Vice President, Treasurer
                                and Chief Financial Officer (Principal
                                Financial Officer)

                               INDEX TO EXHIBITS



        Exhibits
         Number
        --------

          27                Financial Data Schedule