Form 10-K
period 1996-12-31
CLASSIC BANCSHARES INC
filed 1997-06-30
CIK 1001627

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended March 31, 1997

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from __________________ to __________________

                         COMMISSION FILE NUMBER 0-27170

                            CLASSIC BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

       Delaware                                      61-1289391
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                41101
(Address of principal executive offices)               (Zip Code)


         Issuer's telephone number, including area code: (606) 325-4789

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $7.3 million in gross income for the year ended March 31, 1997.

         As of June 16, 1997, there were issued and outstanding 1,304,950 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq SmallCap Market as of June 16, 1997 was approximately $17.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)


                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended March 31, 1997.
PART III of Form 10-KSB--Proxy Statement for the 1997 Annual Meeting of Stockholders.

================================================================================

                                     PART I

Item 1.  Business

General

         Classic Bancshares, Inc. ("Classic" or the "Company") a Delaware corporation, is a bank holding company which has as its primary wholly-owned subsidiaries Classic Bank (formerly known as Ashland Federal Savings Bank), a federal savings bank, and The First National Bank of Paintsville ("Paintsville Bank"). The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization (the "Conversion") on December 28, 1995. Paintsville Bank became a subsidiary of the company upon consummation of the Company's acquisition of First Paintsville Bancshares, Inc. ("First Paintsville"), the former holding company of Paintsville Bank, on September 30, 1996. See "--Recent Acquisition." Unless the context otherwise requires, all references herein to Classic Bank, Paintsville Bank or the Company include the Company, Classic Bank and Paintsville Bank on a consolidated basis. References to the Company prior to September 30, 1996 refer only to the Company and Classic Bank. References to the Company prior to December 28, 1995 refer only to Classic Bank.

         At March 31, 1997, the Company had total assets of $131.6 million, deposits of $100.5 million and stockholders' equity of $19.4 million. On such date, the Company's assets consisted of all of the outstanding stock of Classic Bank and Paintsville Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 325-4789.

         As community-oriented financial institutions, Classic Bank and Paintsville Bank seek to serve the financial needs of communities in their respective market areas. Classic Bank's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one-to four-family residential mortgage loans and, to a lesser extent, consumer, commercial real estate, commercial business, multi-family and construction loans in its market area. Paintsville Bank's primary business entails the attraction of deposits from the general public and the use of such deposits, together with borrowed funds, to originate loans secured by real estate and, to a lesser extent, commercial business and consumer loans.

         Classic Bank and Paintsville Bank also invest in mortgage-backed and related securities and investment securities and other permissible investments. See "Investment Activities - Investment Securities" and "Mortgage-Backed and Related Securities."

         During fiscal 1996, the Board of Directors of Classic Bank formulated and began to implement a new "community bank" oriented strategy designed to provide planned and profitable growth, sustained profitability and maintain the safety and soundness of Classic Bank. The principal elements of this strategy include (i) the attraction of lower cost deposits, through the offering of transaction accounts, (ii) increasing the amount and type of consumer loan products offered, (iii) expanding Classic Bank's commercial real estate and commercial business lending operations, (iv) enhancing traditional and non-traditional branch locations, including the acquisition of other financial institutions to the extent opportunities arise, (v) improving operating efficiencies through the utilization of technology and low cost delivery systems, (vi) continuous review of loan underwriting standards, asset quality and maintenance of a capital position that exceeds regulatory guidelines. In general, the Board of Directors of the Company intends to implement a similar strategy for Paintsville Bank.

         The Company, Classic Bank and Paintsville Bank are subject to comprehensive regulation. See "Regulation."

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RECENT ACQUISITION

         On September 30, 1996, the Company acquired First Paintsville, the former holding company of Paintsville Bank, for $9.3 million in cash. In connection with the acquisition of First Paintsville, the Company assumed approximately $722,000 of long-term debt of First Paintsville. At September 30, 1996, First Paintsville had total assets of $66.6 million, deposits of $52.8 million and stockholders' equity of $10.2 million. Paintsville Bank engages in retail and commercial banking, including one-to four-family and consumer lending, and provides trust services. Paintsville Bank also offers a variety of certificate, savings, money market and checking accounts and credit cards. The Board of Directors of the Company believes that the additional management resources acquired in this transaction will enable the Company to expand its product offerings, particularly in the consumer deposit and consumer loan areas. Commercial real estate and commercial business lending activities are also anticipated to increase significantly as a result of the acquisition.

MARKET AREA

         Classic Bank serves primarily Boyd and Greenup Counties, Kentucky through its office located at 344 Seventeenth Street in Boyd County, Kentucky. In connection with the adoption of its new business strategy, Classic Bank expanded its market area to include portions of Lawrence and Carter Counties, Kentucky, Lawrence County, Ohio and Wayne and Cabell Counties, West Virginia.

         Paintsville Bank conducts its business through its main office and one branch office located in Paintsville, Kentucky. Paintsville Bank's customer base includes individuals and small to medium sized businesses located in its market area. First Paintsville's market area includes Johnson County, Kentucky and portions of Martin, Floyd, Magoffin and Lawrence Counties, Kentucky.

         Historically, the regional economy in and around the Company's market area has been based on the coal, oil and railroad industries and dependent upon a small number of large employers. While the coal industry and some heavy industry remain, the market area has experienced industrial decline during the past several years due to layoffs and transfers of some of the operations of these companies to other locations. The Company's primary market area also has a significant medical community.

         The economy of the Company's market area is in a period of transition from a primarily industrial-based economy to a service- and retail-based economy. In the past two years, the Company's market area has experienced increases in the retail and service sectors which has somewhat offset the impact of job losses and consolidations from heavy industry. Notwithstanding recent economic diversification, the unemployment rate in the Company's market area continues to exceed the rates for the Commonwealth of Kentucky and the United States.

LENDING ACTIVITIES

         General. The principal lending activity of the Company is originating for its portfolio mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a lesser extent, the Company also originates consumer, commercial business, commercial real estate, construction and multi-family loans in its market area. At March 31, 1997, loans receivable, net, totaled $81.7 million. See "Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities."

         Loan Portfolio Composition. The following information presents the composition of the loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                               March 31,
                                     -----------------------------------------------------------------------------------------
                                                1997                            1996                             1995
                                     -------------------------       ------------------------          -----------------------
                                      Amount           Percent          Amount        Percent            Amount        Percent

                                                                                                                    (Dollars in
                                                                                                                     Thousands)
Real Estate Loans
 One- to four-family .......         $ 62,413           75.3%         $ 38,944          87.5%          $35,005          96.9%
 Commercial ................            6,877            8.3             2,509           5.7               630           1.7
 Multi-family ..............            1,104            1.3               215           0.5               118           0.3
 Construction ..............              832            1.0             1,132           2.5                --            --
                                     --------          -----          --------         -----          --------         -----
     Total real estate loans           71,226           85.9            42,800          96.2            35,753          98.9
                                     --------          -----          --------         -----          --------         -----

Other Loans
 Consumer Loans:
  Deposit account ..........              433            0.5               389           0.9               383           1.1
  Credit Card ..............              256            0.3                --            --                --            --
                                                                      --------         -----          --------         -----
  Installment ..............            5,452            6.6                --            --                --            --
                                                                      --------         -----          --------         -----
  Other ....................              697            0.8               229           0.5                --            --
                                     --------          -----          --------         -----          --------         -----
     Total consumer loans ..            6,838            8.2               618           1.4               383           1.1
                                                                      --------         -----          --------         -----
 Commercial business loans .            4,794            5.9             1,063           2.4                --            --
                                     --------          -----          --------         -----          --------         -----
     Total other loans .....           11,632           14.1             1,681           3.8               383           1.1
                                     --------          -----          --------         -----          --------         -----
     Total loans ...........           82,858          100.0%           44,481         100.0%           36,136         100.0%
                                     ========          =====          ========         =====          ========         =====

Less
 Loans in process ..........               (6)                             504                              97
 Deferred fees and discounts             (323)                             (31)                             (4)
 Allowance for loan losses .             (801)                             286                             312
                                     --------                          -------                         -------
 Total loans receivable, net         $ 81,728                          $43,722                         $35,731
                                                                       =======                         =======

                               [RESTUBBED TABLE]

                                                                    March 31,
                                    ----------------------------------------------------------------------
                                                  1994                                     1993
                                    -------------------------------           ----------------------------
                                         Amount            Percent             Amount             Percent
                                                                                                  (Dollars
                                                                                               in Thousands)

Real Estate Loans
 One- to four-family .......           $32,239               95.8%             $33,920               95.8%
 Commercial ................               805                2.4                  887                2.5
 Multi-family ..............               161                0.5                  161                0.5
 Construction ..............                --                 --                   --                 --
                                     ---------           --------            ---------          ---------
     Total real estate loans            33,205               98.7               34,968               98.8
                                     ---------           --------            ---------          ---------

Other Loans
 Consumer Loans:
  Deposit account ..........               429                1.3                  433                1.2
  Credit Card ..............                --                 --                   --                 --
                                     ---------           --------            ---------          ---------
  Installment ..............                --                 --                   --                 --
                                     ---------           --------            ---------          ---------
  Other ....................                --                 --                   --                 --
                                     ---------           --------            ---------          ---------
     Total consumer loans ..               429                1.3                  433                1.2
                                     ---------           --------            ---------          ---------
 Commercial business loans .                --                 --                   --                 --
                                     ---------           --------            ---------          ---------
     Total other loans .....               429                1.3                  433                1.2
                                     ---------           --------            ---------          ---------
     Total loans ...........            33,634              100.0%              35,401              100.0%
                                     =========           ========            =========          =========

Less
 Loans in process ..........               167                                     111
 Deferred fees and discounts                42                                      85
 Allowance for loan losses .               318                                     349
                                     ---------                               ---------
 Total loans receivable, net         $  33,107                               $  34,856
                                     =========                               =========

         The following table shows the composition of the loan portfolios by fixed and adjustable rates at the dates indicated.

                                                                                   March 31,
                                          -----------------------------------------------------------------------------------------
                                                          1997                                1996                          1995
                                          ---------------------------------   ----------------------------------        -----------
                                              Amount               Percent          Amount              Percent            Amount
                                                                                                                       (Dollars in
                                                                                                                         Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ............          $ 29,730                  35.9%        $ 15,013                 33.8%        $ 11,811
  Commercial .....................             2,627                   3.2              721                  1.6              424
  Multi-family ...................               781                   0.9              138                   .3               34
 Construction ....................               814                   1.0            1,132                  2.5               --
                                            --------             ---------         --------            ---------         --------
     Total real estate loans .....            33,952                  41.0           17,004                 38.2           12,269
 Consumer ........................             6,154                   7.4              567                  1.3              383
                                            --------             ---------         --------            ---------         --------
 Commercial business .............             1,395                   1.7               51                   .1              383
                                            --------             ---------         --------            ---------         --------
     Total fixed-rate loans ......            41,501                  50.1           17,622                 39.6           12,652

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ............            32,683                  39.4           23,931                 53.8           23,194
  Commercial .....................             4,250                   5.1            1,788                  4.0              206
  Multi-family ...................               323                   0.4               77                   .2               84
  Construction ...................                18                    --               --                   --               --
                                            --------             ---------         --------            ---------         --------
     Total real estate loans .....            37,274                  44.9           25,796                 58.0           23,484
                                            --------             ---------         --------            ---------         --------
 Consumer ........................               684                   0.8               51                   .1               --
 Commercial business .............             3,399                   4.2            1,012                  2.3               --
                                            --------             ---------         --------            ---------         --------
     Total adjustable-rate loans .            41,357                  49.9           26,859                 60.4           23,484
                                            --------             ---------         --------            ---------         --------
     Total loans .................            82,858                 100.0%          44,481                100.0%          36,136
                                                                 =========                             =========         ========

Less:
 Loans in process ................                (6)                                   504                                   97
 Deferred fees and discounts .....              (323)                                   (31)                                  (4)
 Allowance for loan losses .......              (801)                                   286                                  312
                                           ---------                                -------                              -------
    Total loans receivable, net ..            81,728                                $43,722                              $35,731
                                           =========                                =======                              =======

                                [RESTUBBED TABLE]

                                                                                      March 31,
                                           -------------------------------------------------------------------------------------
                                                1995                          1994                              1993
                                           -------------       -------------------------------  --------------------------------
                                              Percent           Amount              Percent          Amount              Percent
                                             (Dollars in
                                              Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ............                 32.7%        $13,275                 39.5%        $12,197                 34.5%
  Commercial .....................                  1.2             525                  1.5             634                  1.8
  Multi-family ...................                   .1              35                   .1              35                   .1
 Construction ....................                   --              --                   --              --                   --
                                              ---------         -------            ---------         -------            ---------
     Total real estate loans .....                 34.0          13,835                 41.1          12,866                 36.4
 Consumer ........................                  1.1             429                  1.3             433                  1.2
                                              ---------         -------            ---------         -------            ---------
 Commercial business .............                  1.1             429                  1.3             433                  1.2
                                              ---------         -------            ---------         -------            ---------
     Total fixed-rate loans ......                 35.1          14,264                 42.4          13,299                 37.6

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ............                 64.2          18,964                 56.4          21,723                 61.4
  Commercial .....................                   .5             280                   .8             253                   .7
  Multi-family ...................                   .2             126                   .4             126                   .3
  Construction ...................                   --              --                   --              --                   --
                                              ---------         -------            ---------         -------            ---------
     Total real estate loans .....                 64.9          19,370                 57.6          22,102                 62.4
                                              ---------         -------            ---------         -------            ---------
 Consumer ........................                   --              --                   --              --                   --
 Commercial business .............                   --              --                   --              --                   --
                                              ---------         -------            ---------         -------            ---------
     Total adjustable-rate loans .                 64.9          19,370                 57.6          22,102                 62.4
                                              ---------         -------            ---------         -------            ---------
     Total loans .................                100.0%         33,634                100.0%         35,401                100.0%
                                              =========                            =========         =======            =========

Less:
 Loans in process ................                                  167                                  111
 Deferred fees and discounts .....                                   42                                   85
 Allowance for loan losses .......                                  318                                  349
                                                              ---------                            ---------
    Total loans receivable, net ..                            $  33,107                            $  34,856
                                                              =========                            =========

         The following schedule illustrates the interest rate sensitivity of the loan portfolio at March 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                    Real Estate
                                                 Multi-family and
                          One- to Four-Family       Commercial          Construction                Consumer
                         --------------------- ------------------------------------------------------------------
                                     Weighted             Weighted              Weighted             Weighted
                                      Average              Average               Average              Average
                           Amount      Rate      Amount     Rate      Amount      Rate     Amount      Rate
                         --------------------- ------------------------------- ----------------------------------
                                                                                         (Dollars in Thousands)
           Due

Within one year(1).......     $1,284        9.4%   $1,421         9.4%    $650        9.1%    $1,970        10.3%
One to two years.........        172        8.6        47         8.9      ---        ---        430         9.2
Two to three years.......      1,255        7.9        82         9.3      ---        ---      1,269        13.0
Three to five years......      3,253        8.6       746         8.7      ---        ---      2,918        10.7
Five to ten years........     12,096        8.0     1,285         8.8      ---        ---        251        12.3
Ten to 15 years..........     19,655        7.8     2,652         9.4      182        9.0        ---         ---
Over 15 years............     24,698        7.6     1,748         9.6      ---        ---        ---         ---
                              ------                -----                 ----                ------
  Totals.................    $62,413               $7,981                 $832                $6,838
                             =======               ======                 ====                ======




                               [RESTUBBED TABLE]



                                                  Commercial

                             Business               Other                 Total
                         -------------------       -------               ------
                                  Weighted              Weighted              Weighted
                                   Average              Average                Average
                         Amount     Rate      Amount      Rate      Amount      Rate
                         ------------------- --------    ------    --------    -----

           Due

Within one year(1).......  $3,356         9.6%      ---       ---     $8,681         9.7%
One to two years.........      34        14.6       ---       ---        683         9.3
Two to three years.......     228         8.7       ---       ---      2,834        10.3
Three to five years......     347         8.6       ---       ---      7,264         9.5
Five to ten years........     829        10.5       ---       ---     14,461         8.3
Ten to 15 years..........     ---        ---        ---       ---     22,489         8.0
Over 15 years............     ---        ---        ---       ---     26,446         7.7
                            -----                   ---               ------
  Totals.................  $4,794                                    $82,858
                           ======                                    =======


(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after March 31, 1998 which have predetermined interest rates is $34.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $39.5 million.

         Under federal law, the aggregate amount of loans that Classic Bank and Paintsville Bank are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a readily marketable value. At March 31, 1997, based on the above, Classic Bank's and Paintsville Bank's regulatory loans-to-one borrower limits were approximately $1.1 million and $1.1 million, respectively. On the same date, neither institution had borrowers with outstanding balances in excess of this amount. As of March 31, 1997, Classic Bank's largest dollar amount outstanding to one borrower or, group of related borrowers, was $1.1 million. This loan represents permanent financing of a medical office building and equipment located in the Company's market area. At March 31, 1997, Paintsville Bank's largest lending relationship to a single borrower or group of related borrowers was a line-of-credit secured by inventory totaling $750,000, none of which was drawn upon.


         Both Classic Bank's and Paintsville Bank's President and Senior Vice President have the authority to approve loans up to $250,000 and $200,000, respectively. Loans of $250,000 or more up to 10% of Classic Bank's and Paintsville Bank's respective capital require approval of the Loan Committee of the Board of Directors of the respective institutions. Loans in excess of such amount require approval of the Board of Directors of the institution.

         All of the Company's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Board-established appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations.

         The Company requires a title opinion or other evidence of title on its mortgage loans, as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.


         One- to Four-Family Residential Real Estate Lending. A significant portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. In addition, substantially all mortgage loans originated by the Company are retained and serviced by it. At March 31, 1997, $62.4 million, or 75.3% of the Company's loan portfolio, consisted of mortgage loans on one- to four-family residences, including a number of loans secured by non-owner occupied properties.

         Since the early 1980s, Classic Bank has offered adjustable-rate mortgage ("ARM") loans at rates and on terms determined in accordance with market and competitive factors. Prior to April 1995, Classic Bank utilized a variety of ARM loan products. Most of these loans provided for a 1.0% maximum annual cap and a life-time cap of 5.0% over the initial rate and adjusted to a stated margin over either the National Monthly Median Cost of Funds Index or the National Average Interest Contract Rate on the Purchase of Previously Occupied Homes for All Major Types of Lenders (collectively, the "Cost of Funds Indices"). Because these indices generally react more slowly to changes in interest rates as compared to other indices commonly used for ARMs (including those based on rates paid on U.S. Treasury securities), during a period of rising interest rates, the use of these lagging indices results in Classic Bank's adjustable-rate loans repricing upward a slower rate which could result in a reduction in interest rate spread. At March 31, 1997, Classic Bank had $15.5 million of ARM loans representing 24.9% of the one- to four-family loan portfolio, which reprice based upon one of the Cost of Funds Indices. On the same date, these loans had a weighted average yield of 6.9% and a weighted average contractual term to maturity of 194 months.

         Prior to April 1995, when competing lenders offered ARMs with interest rates during the initial adjustment period (i.e., typically the first year of the loan term) below that which would be indicated by reference to the applicable index plus the stated margin (i.e., "teaser" rates), Classic Bank would often respond not by matching the discounted rate for the initial adjustment period but rather by discounting the interest rate for the entire life of the loan. Effective April 1, 1995, Classic Bank discontinued this practice of offering teaser rates for the entire loan term although it may from time to time offer ARMs with initial rates below the fully indexed rates.

         In order to increase the interest rate sensitivity of its ARMs, the Company currently requires that ARM loans adjust in accordance with the one-year U.S. Treasury Constant Maturity Index. At March 31, 1997, the Company had $19.8 million of ARM loans which reprice based upon this index. However, since these loans generally provide for a 1.0 - 2.0% maximum annual cap and a life-time cap of 5.0 - 6.0% over the initial rate, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Currently, none of the ARM loans originated provide for a minimum interest rate or are convertible to fixed-rate loans.

         ARM loans decrease the risk to the Company associated with changes in interest rates but may involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         The Company currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         In underwriting one- to four-family residential real estate loans, the Company currently evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and debt to income ratios. In earlier years, the Company's underwriting standards placed more emphasis on the collateral securing the loan than on the borrower's ability to make principal and interest payments. As a result, the Company may experience a higher delinquency rate on loans originated during such periods.

         Currently, the Company will lend up to 90% (or up to 100% on a case-by-case basis) of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans. The loan-to-value ratio on non-owner occupied, one- to four-family loans is generally 85% of the lesser of the sales price or appraised value of the security property.

         Residential loans do not include prepayment penalties, are non-assumable and do not produce negative amortization. Properties securing one-to four-family residential real estate loans made by the Company are appraised by independent appraisers.

         The Company's loans are currently underwritten comparable to Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Under current policy, the Company originates all mortgage loans for its portfolio.

         The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Commercial and Multi-Family Real Estate Lending. The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the collateral property. At March 31, 1997, the Company had $6.9 million in commercial real estate loans representing 8.3% of the Company's total loan portfolio, and $1.1 million in multi-family loans, or 1.3%, of the Company's total loan portfolio. At March 31, 1997, the Company had one commercial real estate or multi-family loan with a book value in excess of $500,000, such loan had a book value of $890,000 and was secured by a medical office building.

         The Company's commercial and multi-family real estate loan portfolio includes or is anticipated to include loans secured by apartment buildings, office and professional buildings, medical facilities, churches and other non-residential building properties. The Company's commercial and multi-family real estate loans are secured by properties located in the Company's market area.

         The Company's permanent commercial and multi-family real estate loans are generally originated for maximum terms of 10 years and 15 years, respectively, and have fixed or adjustable rates which are generally based on a specified index plus a margin. Commercial and multi-family real estate loans are written in amounts of up to 75% and 80%, respectively, of the appraised value of the property.

         Appraisals on properties serving multi-family and commercial real estate loans originated by the Company are generally performed by an independent appraiser prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed by the Company's management. The Company's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships and references. The Company generally requires personal guarantees on loans secured by multi-family and commercial real estate.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At March 31, 1997, the Company had $32,000 of multi-family loans and $152,000 of commercial real estate loans which were 90 days or more delinquent.

         The acquisition of Paintsville Bank has impacted the Company's commercial real estate lending by increasing the volume of commercial real estate loans originated.

         Construction Lending. The Company originates a modest amount of construction loans for the construction of residential and commercial real estate. At March 31, 1997, the Company's construction loan portfolio totaled $832,000, or 1.0% of its total loan portfolio.

         Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically run up to six months. These construction loans have rates and terms comparable to one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied, single-family construction loans is 80%. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At March 31, 1997, there were $367,000 gross residential construction loans outstanding.

         From time to time, subject to market conditions, the Company originates construction loans to builders of one- to four-family residences. Such loans generally have terms of up to six months and require the payment of interest only for the loan term. The maximum loan to value ratio on builder loans is 80%. The Company generally limits loans to builders for the construction of homes for sale to one home per builder. At March 31, 1997, the Company had no construction loans to builders of one- to four-family residences.

         The Company also originates a limited number of loans for the construction of commercial real estate on which the owner is the primary tenant. Such loans typically carry adjustable rates and convert to a permanent loans following completion of the construction period. Commercial real estate construction loans are generally underwritten pursuant to the same guidelines utilized for commercial real estate loans. At March 31, 1997, the Company's largest construction loan was a $465,000 outstanding loan commitment for the construction of a retail store for a national tenant, of which $182,000 had been funded.

         The Company's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company reviews the progress of the construction of the project before disbursements are made.

         Construction loans are obtained principally through referrals from the Company's and management's contacts in the business community as well as existing and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. To the extent the Company's construction lending increases in the future, there can be no assurance that the Company will not experience an increase in delinquencies on its construction loans.

         Consumer Lending. At March 31, 1997, consumer loans totaled $6.8 million, or 8.2% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio as part of its recently revised business strategy, and as a result of the acquisition of Paintsville Bank, the Company intends to increase the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing and home equity lending. Consumer loan terms will vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.

         The Company offers MasterCard credit card accounts. At March 31, 1997, 332 credit card accounts had been issued, with an aggregate outstanding balance of $256,000 and unused credit available of $561,000. The Company presently does not charge an annual membership fee for its credit cards. The annual rate of interest on the credit cards adjusts monthly based upon the prime rate.

         The underwriting standards to be employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process will also include a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1997, the Company had $10,000 of non-performing consumer loans and $24,000 of consumer assets acquired by foreclosure. In view of the projected increase in the amount and scope of the Company's consumer lending activities, there can be no assurance that delinquencies in the consumer loan portfolio will not increase in the future.

         Commercial Business Lending. The Company makes secured and unsecured commercial business loans to local businesses. At March 31, 1997, the Company's commercial business loans totaled $4.8 million, or 5.9% of total loans. In addition, on such date, the Company had $3.7 million of outstanding commercial business loan commitments, of which $3.5 million were not yet funded.

         The Company's commercial business loans generally have terms of up to ten years and generally carry adjustable rates of interest over the prime rate. Such loans are generally secured by inventory, accounts receivable and fixed assets.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral, if any, securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         As a result of the acquisition of Paintsville Bank, it is anticipated that the amount and variety of commercial business lending activities will increase, subject to market conditions.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

         Real estate loans are originated by the Company's staff of salaried loan officers through referrals. The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio.

         From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Notes 4 and 6 to the Notes to Consolidated Financial Statements contained in Exhibit 13.

         The following table shows the loan origination, purchase, sale and repayment activities for the periods indicated.


                                                                                 Year Ended March 31,
                                                                    ---------------------------------------------
                                                                         1997            1996            1995
                                                                    -------------    ------------     -----------
                                                                                    (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...........................          $7,916          $5,145          $8,173
                 - multi-family...............................             ---             ---             ---
                 - commercial.................................             240           1,997             ---
                 - construction...............................              31             ---             ---
  Non-real estate - consumer..................................             205              75             ---
                 - commercial business........................           1,144           1,855             ---
                                                                         -----         -------          ------
                 - other......................................              89             ---             ---
                                                                         -----         -------          ------
         Total adjustable-rate loans..........................           9,625           9,072           8,173
                                                                         -----         -------          ------
 Fixed rate:
  Real estate - one- to four-family...........................           8,560           5,447             588
                 - multi-family...............................             655             106             ---
                 - commercial.................................             832             591             ---
                 - construction...............................           1,147           2,142             ---
  Non-real estate - consumer..................................           2,683             552             147
                 - commercial business........................           1,012              54             ---
                 - other......................................               6             ---             ---
                                                                        ------         -------          ------
         Total fixed-rate loans...............................          14,895           8,892             735
                                                                        ------         -------          ------
         Total loans originated...............................          24,520          17,964           8,908
                                                                        ------         -------          ------

Purchases:
 Real estate - commercial.....................................             ---              25             ---
  Non-real estate - commercial................................             ---             250             ---
                                                                                       -------          ------
         Total purchases......................................             ---             275             ---

Participations sold:
 Real estate - commercial.....................................             ---             250             ---
  Non-real estate - commercial business.......................             ---             538             ---
                 - other......................................             ---             ---             ---
                                                                        ------         -------          ------
         Total participations sold............................                             788             ---

Repayments:
  Real estate - one- to four-family...........................           7,807           6,558           5,871
                 - multi-family...............................              23               8              44
                 - commercial.................................           1,685             317             155
                 - construction...............................           1,655           1,010             ---
  Non-real estate - consumer..................................           2,799             392             193
                 - commercial business........................             531             559             ---
                 - other......................................              12             ---             ---
                                                                        ------         -------          ------
   Total principal repayments.................................          14,512           8,844           6,263
                                                                        ------         -------          ------
Increase (decrease) in other items, net.......................           (108)           (262)           (143)
  Acquisition of Paintsville Bank.............................          28,477             ---             ---
                                                                        ------         -------          ------
         Net increase (decrease)..............................          38,377          $8,345          $2,502
                                                                        ======          ======          ======

         The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.


                                                        Year Ended March 31,
                                            ----------------------------------------
                                            1997               1996             1995
                                            ----               ----             ----
                                                          (In Thousands)
Purchases:
  Adjustable-rate(1) ...........          $ 3,035           $   488           $  --
  Fixed-rate(1) ................            2,299              --                 498
  CMOs and REMICs ..............             --               2,022             5,308
                                          -------           -------           -------
         Total purchases .......            5,334             2,510             5,806
                                          -------           -------           -------

Sales:
  Adjustable-rate(1) ...........            2,255               156              --
  Fixed-rate(1) ................              976               451              --
  CMOs and REMICs ..............             --               6,542              --
                                          -------           -------           -------
         Total sales ...........            3,231             7,149              --
                                          -------           -------           -------

Principal repayments ...........             (532)              659             1,419
Other increases (decreases), net              (46)               (3)              (16)
                                          -------           -------           -------
     Net increase (decrease) ...          $ 1,525           $(5,301)          $ 4,371
                                          =======           =======           =======

----------------------------
(1)  Consists of pass-through securities.


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. The Company sends late notices on all loans past due (10 to 15 days depending on the type of loan) and imposes late fees past the grace periods. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 90 days, the Company initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis although many times any payment received during the non-accrual period may be applied directly to the principal balance. Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established (normally six payments). All commercial loans made since January 1, 1997 carry a default rate clause which increases the interest rate two percent upon the loan after the grace period (10 days).

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value (as determined by appraisal) less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized.

         The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 1997.



                                                    Loans Delinquent For:
                             --------------------------------------------------------------
                                      60 - 90 Days                  90 Days and Over            Total Delinquent Loans
                             -------------------------------------------------------------- -----------------------------
                                                 Percent                         Percent                          Percent
                                                 of Loan                         of Loan                          of Loan
                             Number     Amount   Category    Number     Amount   Category    Number     Amount    Category
                             ------     ------   --------    ------     ------   --------    ------     ------    --------
                                                            (Dollars in Thousands)
Real Estate:
  One- to four-family.         28        736         1.2%      20        597         1.0%      48      1,333         2.1%
  Commercial..........          1        193         2.8        3         70         1.0        4        263         3.8
  Consumer............         10         43         0.6        7         12         0.2       17         55         0.8
                               --        ---        ----       --        ---        ----       --      -----        ----
                               39        972         1.2%      30        679         0.8       69      1,651         2.0

         Classification of Assets. Federal regulations require that each savings institution and national bank classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions and national banks, examiners of the Office of Thrift Supervision (the "OTS") (for savings institutions), the Office of the Comptroller of the Currency (the "OCC") (for national banks) and the Federal Deposit Insurance Corporation ("FDIC") (for savings institutions and national banks) examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. Assets which do not currently expose an institution to sufficient risk to warrant classification of the aforementioned categories, but possess weaknesses are required to be designated "Special Mention" by the institution's management.

         On the basis of management's review of its assets, at March 31, 1997, the Company had the following classified assets:


                                                          March 31, 1997
                                                          --------------
                                                          (In Thousands)

Substandard...................................                 $1,525
Doubtful......................................                     49
Loss..........................................                      0
Special Mention...............................                     $0
                                                               ------
     Total....................................                 $1,574
                                                               ======

         The Company's classified assets consist of the non-performing loans and foreclosed assets. As of the date hereof, these asset classifications are materially consistent with those of the OTS, OCC and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

         Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                                       March 31,
                                                             -------------------------------------------------------
                                                              1997        1996         1995        1994         1993
                                                              ----        ----         ----        ----         ----
                                                                                 (Dollars in Thousands)

Non-accruing loans:
  One- to four-family................................         $465        $552      $   447       $1,051      $1,332
  Multi-Family.......................................           32
  Commercial real estate.............................           62          43          301          ---         ---
  Commercial Business................................          ---         ---          ---          ---         ---
                                                             -----      ------     --------     --------    --------
     Total...........................................          559         595          748         1051        1332

Accruing loans delinquent 90 days or more:
  One- to four-family................................           57         ---           60          ---         ---
  Commercial real estate.............................           90         ---          ---          ---         ---
  Consumer...........................................            3         ---          ---          ---         ---
  Credit Card........................................            7         ---          ---          ---         ---

Foreclosed assets:
  One- to four-family................................           92           5           49          ---         179
  Commercial real estate.............................          244         ---          ---          ---         ---
  Consumer...........................................           24         ---          ---          ---         ---
                                                              ----      ------     --------     --------    --------

Total non-performing assets..........................       $1,076        $600       $  857       $1,051      $1,511
                                                            ======        ====       ======       ======      ======
Total as a percentage of total assets................         0.8%        0.9%         1.4%         1.8%        2.8%
                                                              ===         ===          ===          ===         ===

         For the year ended March 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,185. The amount that was included in interest income on such loans was $24,000 for the year ended March 31, 1997. The average balance of non-accrual loans for the year ended March 31, 1997 was $640,000. The allowance for loan losses on non-accrual loans amounted to $66,000 at March 31, 1997.

         At March 31, 1997, the Company's non-accruing loans included 18 loans secured by single-family real estate totaling $465,000, two loans secured by commercial real estate totaling $62,000 and one loan secured by multi-family real estate totaling $32,000. At March 31, 1997, real estate owned included a vacant lot totaling $244,000 and two loans secured by single-family real estate totaling $92,000.

         Management has revised the Company's underwriting guidelines and implemented increased collection efforts in an attempt to reduce the level of non-performing assets. No prediction can be made as to whether management will be successful in reducing the level of non-performing assets.

         Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 1997, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.


         Management considers non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for Loan Losses. The following table sets forth an analysis of the allowance for loan losses.


                                                                                    Year Ended March 31,
                                                                     ----------------------------------------------
                                                                     1997       1996       1995      1994      1993
                                                                     ----       ----       ----      ----      ----
                                                                                   (Dollars in Thousands)

Balance at beginning of period................................       $286       $311       $318      $349       $339
                                                                     ----       ----       ----      ----       ----
Acquisition of Paintsville Bank...............................        526        ---        ---       ---        ---
Charge-offs:
  One- to four-family.........................................         17         44        130       184        223
  Multi-family................................................        ---        149        ---       ---        ---
  Commercial real estate......................................        ---         21         19       ---        ---
  Commercial business.........................................         45        ---        ---       ---        ---
  Consumer....................................................         76        ---        ---       ---        ---
  Credit cards................................................         15        ---        ---       ---        ---
                                                                     ----      -----      -----     -----      -----
      Total charge-offs.......................................        153        214        149       184        223
                                                                     ----       ----       ----      ----       ----

Recoveries:
  One- to four-family.........................................          3         12          9        70         23
  Multi-family................................................        ---          9        ---       ---        ---
  Commercial Business.........................................         17        ---        ---       ---        ---
  Consumer....................................................         16        ---        ---       ---        ---
  Credit cards................................................          1        ---        ---       ---        ---
                                                                    -----      -----      -----     -----      -----
      Total recoveries........................................         37         21          9        70         23
Net charge-offs...............................................        116        193        140       114        200
                                                                     ----       ----       ----      ----       ----
Additions charged to operations...............................        105        168        133        83        210
                                                                     ----       ----       ----     -----       ----
Balance at end of period......................................       $801       $286       $311      $318       $349
                                                                     ====       ====       ====      ====       ====

Ratio of net charge-offs during the period to average loans
    outstanding during the period.............................        0.2%       0.5%       0.4%      0.3%       0.6%
                                                                      ===        ===        ===       ===        ===

Ratio of net charge-offs during the period to average non-
    performing assets.........................................        9.6%      25.4%      17.5%     11.5%      10.2%
                                                                      ===       ====       ====      ====       ====

         The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                    March 31,
                         ----------------------------------------------------------------------------------------------
                                      1997                          1996                              1995
                         ------------------------------ ------------------------------- -------------------------------
                                               Percent                        Percent                         Percent
                                              of Loans                       of Loans                        of Loans
                                      Loan     in Each               Loan     in Each               Loan      in Each
                          Amount of  Amounts  Category  Amount of   Amounts  Category   Amount of  Amounts   Category
                          Loan Loss    by     to Total  Loan Loss     by     to Total   Loan Loss    by      to Total
                          Allowance Category    Loans   Allowance  Category    Loans    Allowance Category     Loans
                         ---------- ----------------------------- ---------- --------- --------------------------------
                                                                                                       (In thousands)

One- to four-family...        88    62,413        75.3%    $59    $38,944        87.5%    $ 47    $35,005        96.9%
Multi-family..........         3     1,104         1.3     ---        215         0.5      ---        118         0.3
Commercial real estate        67     6,877         8.3       4      2,509         5.7       75        630         1.7
Construction..........       ---       832         1.0     ---      1,132         2.5      ---        ---         ---
Consumer..............        14     6,838         8.3     ---        618         1.4      ---        383         1.1
Commercial business...        22     4,794         5.8     ---      1,063         2.4      ---        ---         ---
Unallocated...........       607       ---         ---     223        ---         ---      190        ---         ---
                             ---   -------       -----    ----    -------       -----     ----    -------       -----
     Total............      $801   $82,858       100.0%   $286    $44,481       100.0%    $312    $36,136       100.0%
                            ====   =======       =====    ====    =======       =====     ====    =======       =====


                               [RESTUBBED TABLE]



                                                                 March 31,
                          -------------------------------------------------------------------------------
                                            1994                                    1993
                          ----------------------------------------    -----------------------------------
                                                          Percent                                Percent
                                                         of Loans                                of Loans
                                            Loan         in Each                    Loan         in Each
                           Amount of       Amounts       Category     Amount of    Amounts       Category
                           Loan Loss         by          to Total     Loan Loss      by          to Total
                           Allowance      Category        Loans       Allowance    Category        Loans
                           ---------      --------        -----       ---------    --------        -----
                          (In thousands)

One- to four-family ..       $ ---       $32,239          95.8%        $---       $33,920          95.8%
Multi-family .........          --           161           0.5           --           161           0.5
Commercial real estate          --           805           2.4           --           887           2.5
Construction .........          --            --            --           --            --            --
Consumer .............          --           429           1.3           --           433           1.2
Commercial business ..          --            --            --           --            --            --
Unallocated ..........         318            --            --          349            --            --
                             -------     -------         -----      -------       -------         -----
     Total ...........       $ 318       $33,634         100.0%     $   349       $35,401         100.0%
                             =======     =======         =====      =======       =======         =====

         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans, historical loss experience, delinquency trends, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

INVESTMENT ACTIVITIES

         General. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to April 1, 1994, the Company recorded its investments in its investment securities portfolio at the lower of cost or current market value if held for sale or at amortized cost if held for investment. Unrealized declines in the market value of securities held to maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held for sale were recorded as a charge to current earnings. In 1994, the Company adopted SFAS 115. As required by SFAS 115, securities are classified into three categories: trading, held to maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At March 31, 1997, the Company had no securities which were classified as trading. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 1997, $31.3 million of investment securities or mortgage-backed and related securities were classified as available-for-sale.

         The Company must maintain minimum levels of investments and other assets that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Classic Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At March 31, 1997, the liquidity ratio (defined as cash and other financial assets maturing within one year) was 5.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" contained in Exhibit 13.

         Securities. National banks and federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks and federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Prior to April 1995, the Company used investment securities to supplement loan volume and to improve the yield on its interest-earning assets. Since the new business strategy resulted in an increase in lending activities (in part because loans generally carry higher yields than investment securities), the Company has experienced a decline in the volume of investment securities. However, the Company continues to invest in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for FHLB borrowing and public funds deposited with the Company. Investment securities may also be used to adjust the term to repricing of the Company's assets. At March 31, 1997, the Company's investment securities portfolio totaled $24.4 million. At March 31, 1997, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 4 of the Notes to the Consolidated Financial Statements in Exhibit 13 for additional information regarding the Company's investment securities portfolio.

         The following table sets forth the composition of the Company's securities at the dates indicated.

                                                                                     March 31,
                                                     ------------------------------------------------------------------
                                                            1997(1)                1996(1)                1995
                                                     ---------------------- -------------------- ----------------------
                                                     Carrying     % of     Carrying      % of     Carrying     % of
                                                       Value      Total      Value       Total      Value      Total
                                                       -----      -----      -----       -----      -----      -----
                                                                                       (Dollars in Thousands)
Investment securities:
  U.S. government securities.....................     $ 1,503        6.2     $1,266        11.5    $ 1,245         9.7
  Federal agency obligations.....................      14,815       60.7      4,415        39.9      6,446        49.9
  Municipal bonds................................       7,057       28.9      4,757        43.0      4,629        35.9
  Other debt securities..........................     -------       ----        ---      ------    -------      ------
FHLB and FRB stock...............................       1,015        4.2        621         5.6        580         4.5
                                                      -------       ----        ---      ------    -------      ------
     Total securities and FHLB stock.............     $24,390      100.0%    11,059       100.0%   $12,900       100.0%
                                                      =======      =====     ======       =====    =======       =====

Average remaining life of investment securities..      7 yrs.               13 yrs.                11 yrs.

Other interest-earning assets:
  Interest-bearing deposits with banks...........    $    495        8.2%    $6,649       100.0%    $3,195       100.0%
  Federal Funds Sold and securities purchased
   under agreement to resell.....................       5,525       91.8        ---      ------    -------      ------

--------------
(1) At March 31, 1997 and 1996, all investment securities held by the Company were classified as available for sale.

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                          March 31, 1997
                                          ---------------------------------------------------------------------------
                                          Less Than      1 to 5       5 to 10        Over
                                           1 Year         Years        Years       10 Years        Total Securities
                                           ------         -----        -----       --------        ----------------
                                          Carrying      Carrying     Carrying      Carrying     Carrying       Market
                                           Value         Value        Value         Value        Value         Value
                                           -----         -----        -----         -----        -----         -----
                                                                      (Dollars in Thousands)
U.S. government securities..........         $251        $1,252     $    ---       $   ---      $ 1,503       $ 1,503
Federal agency obligations..........          989         3,994        6,953         2,879       14,815        14,815
Municipal bonds.....................           10           448        1,214         5,385        7,057         7,057
                                           ------       -------       ------        ------       ------        ------
Total securities....................       $1,250        $5,694       $8,167        $8,264      $23,375       $23,375
                                           ======        ======       ======        ======      =======       =======

Weighted average yield(1)...........         5.2%           6.5%         6.6%          6.4%         6.4%          6.4%
                                           ======        ======       ======        ======      =======       =======

-------------
(1)  Yields have not been computed on a tax-equivalent basis.

         See Note 4 of the Notes to the Consolidated Financial Statements contained in Exhibit 13 for a discussion of the Company's securities portfolio.

         Mortgage-Backed and Related Securities. In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

         Consistent with its asset/liability management strategy at March 31, 1997, $3.4 million, or 43.0% of the Company's mortgage-backed and related securities have adjustable interest rates. For information regarding the mortgage-backed and related securities portfolio, see Note 6 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

         As of March 31, 1997, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for federal agency obligations.

         In addition to its conventional mortgage-backed securities, from time to time, the Company invests in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change. At March 31, 1997, the Company had $2.0 million of REMICs.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy requires Classic Bank and Paintsville Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At March 31, 1997, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 1997.


                                                             Due In                              March 31, 1997
                                      --------------------------------------------------  --------------------------
                                         1 Year     Over 1 to 5   Over 5 to   Over 10 to     Over 20       Balance
                                         or Less       Years      10 Years     20 Years       Years      Outstanding
                                      ------------ ------------ ------------ ------------ ------------ -------------
                                                                    (In Thousands)

Federal Home Loan Mortgage
Corporation.......................        $ ---        $ ---       $1,385       $1,136    $     ---          $2,521
FNMA..............................          ---          ---          ---          ---        2,966           2,966
GNMA..............................          ---          ---          ---          ---          ---             ---
Other.............................          ---          ---          ---          ---          411             411
CMOs and REMICs...................          ---          ---          979          ---        1,008           1,987
                                          -----        -----       ------       ------       ------          ------

     Total........................        $ ---        $ ---       $2,364       $1,136       $4,385          $7,885
                                          =====        =====       ======       ======       ======          ======


         At March 31, 1997, the dollar amount of all mortgage-backed and related securities due after March 31, 1997, which had fixed interest rates and floating or adjustable rates totaled $4.5 million and $3.4 million, respectively.

         The market values of a portion of the Company's mortgage-backed and related securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 6 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

         The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

                                                                                  March 31,
                                                    ------------------------------------------------------------------
                                                            1997                  1996                  1995
                                                    ------------------- ---------------------  -----------------------
                                                     Amortized    Market     Amortized   Market    Amortized    Market
                                                       Cost       Value       Cost       Value      Cost        Value
                                                       ----       -----       ----       -----      ----        -----
                                                                        (Dollars in Thousands)

Mortgage-backed securities held for investment:
  FNMA...........................................     $  ---     $  ---    $    ---   $    ---     $  170      $  172
  FHLMC..........................................        ---        ---         ---        ---        743         754
  CMOs/REMICs....................................        ---        ---         ---        ---      6,833       6,710
                                                      ------     ------     -------    -------     ------      ------
       Total held for investment.................     $  ---      $ ---     $   ---    $   ---     $7,746      $7,636
                                                      ======      =====     -------    -------     ------      ------
Mortgage-backed securities available for sale:

  FHLMC..........................................     $2,561     $2,521        $371       $365    $   ---    $    ---
  FNMA...........................................      2,945      2,966         ---        ---        ---         ---
  Other..........................................        417        411         484        480        ---         ---
  CMOs/REMICs(1).................................      2,017      1,987       2,021      1,995     $  431      $  387
                                                      ------     ------      ------     ------     ------      ------

       Total mortgage-backed securities..........     $7,940     $7,885      $2,876     $2,840     $8,177      $8,023
                                                      ======     ======      ======     ======     ======      ======

(1)  Included $19,000 of FNMA REMIC IOs at March 31, 1995.

SOURCES OF FUNDS

         General. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

         Deposits. The Company offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, money market, various certificate and interest- and noninterest-bearing checking accounts. In order to increase the volume of checking accounts, the Company employed a new accounts specialist in fiscal 1996. The Company also cross markets to current customers and utilizes newspaper and radio advertisements. The Company currently relies primarily on competitive pricing policies and customer service to attract and retain deposits. The Company has entered into a contract with a nationally recognized ATM network to obtain access to automated teller machines in order to increase fees and attract customers.

         From October 1991 to April 1995, Classic Bank utilized wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Company to fund loan originations in light of deposit outflows. Brokered deposits totaled $695,000 at March 31, 1997. Brokered deposits are generally believed to be more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Since brokered deposits generally earn a higher rate than that paid on retail deposits, the use of brokered deposits may also increase an institution's cost of funds. The brokered deposits held by Classic Bank at March 31, 1997 will mature no later than December 31, 1997. Management currently anticipates that, based upon its current policy, substantially all of the Classic Bank's brokered deposits will not be renewed upon maturity. Effective September 25, 1995, the Board of Directors revised the its policies to limit the use of brokered deposits to 10% of deposits. Classic Bank reduced the level of brokered deposits from $6.9 million at March 31, 1995 to its current level primarily through the solicitation of retail deposits in its market area. Paintsville Bank does not utilize brokered deposits.

         The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 1997, the amount of public funds on deposit with the Company was $1.5 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to attract such funds.

         From time to time, the Company offers "step up" certificates of deposits which permit upward adjustments of interest rates depending on market conditions but do not permit downward adjustments below the initial rate. At March 31, 1997 the Company had $4.3 million of "step up" certificates of deposit with an average cost of 6.0%.

         The Company currently manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 9 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

         The following table sets forth the savings flows at the Company during the periods indicated.



                                                                                     Year Ended March 31,
                                                                      ----------------------------------------------
                                                                          1997               1996             1995
                                                                          ----               ----             ----
                                                                                      (Dollars in Thousands)

Opening balance...............................................         $  46,200          $ 48,510          $ 51,644
Acquisition of Paintsville Bank...............................            52,851               ---               ---
Deposits......................................................           217,612            15,671            16,325
Withdrawals...................................................         (218,707)          (19,587)          (20,717)
Interest credited.............................................             2,563             1,606             1,258
                                                                       ---------          --------          --------

Ending balance................................................         $ 100,519          $ 46,200          $ 48,510
                                                                       =========          ========          ========

Net increase (decrease).......................................         $  54,319          $ (2,310)         $ (3,134)
                                                                       =========          ========          ========

Percent increase (decrease)...................................             117.8%             (4.8)%            (6.1)%
                                                                       =========          ========          ========


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

                                                                                 As of March 31,
                                                 -----------------------------------------------------------------------
                                                              1997                   1996                   1995
                                                 ------------------------- ---------------------  ----------------------
                                                            Percent                Percent                 Percent
                                                    Amount       of Total    Amount     of Total     Amount     of Total
                                                    ------       --------    ------     --------     ------     --------
                                                                            (Dollars in Thousands)

Deposits:

Non-interest bearing demand deposits..........     $ 9,496          9.4%  $   ---          ---    $   ---          ---
Interest bearing demand deposits - 2.5%(1)....       9,134          9.1        15          ---        ---          ---
Savings Accounts - 3.0%(1)....................      11,552         11.5     2,683          5.8    $ 3,045          6.3%
Money Market Accounts - 2.8%(1)...............       9,599          9.5     5,494         11.9      6,674         13.8
                                                   -------         ----   -------        -----    -------        -----
     Total Deposits...........................     $39,781         39.5%    8,192         17.7%   $ 9,719         20.1%
                                                   =======        =====    ======        =====    =======        =====

Certificates:

0.00 -  4.00%.................................       1,611          1.7     2,582          5.6      2,561          5.3
4.01 -  6.00%.................................      48,363         48.1    18,421         39.9     20,599         42.4
6.01 -  8.00%.................................      10,640         10.6    16,792         36.3     14,912         30.7
8.01 - 10.00%.................................         124          0.1       213          0.5        719          1.5
                                                   -------         ----   -------        -----    -------        -----
Total Certificates............................      60,738         60.5    38,008         82.3     38,791         79.9
                                                   -------         ----   -------        -----    -------        -----
     Total Deposits...........................     100,519        100.0%   46,200        100.0%   $48,510        100.0%
                                                   =======        =====    ======        =====    =======        =====

(1) Interest rate offered at March 31, 1997.

         The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1997.


                                             0.00-       4.01-         6.01-          8.01-                    Percent
                                             4.00%       6.00%         8.00%       or greater     Total        of Total
                                             -----       -----         -----       ----------     -----        --------
                                                                         (Dollars in Thousands)
Certificate accounts maturing in quarter
ending:

June 30, 1997........................       1,589       10,095         4,132          ---        15,816          26.0%
September 30, 1997...................          12        9,436         1,615          ---        11,063          18.2
December 31, 1997....................         ---        6,679         1,340          ---         8,019          13.2
March 31, 1998.......................         ---        8,256           967           24         9,247          15.2
June 30, 1998........................         ---        4,957           674          ---         5,631           9.3
September 30, 1998...................         ---        3,512           467          ---         3,979           6.6
December 31, 1998....................         ---          597            48          ---           645           1.1
March 31, 1999.......................         ---        1,259           469          100         1,828            3
June 30, 1999........................         ---        1,088           120          ---         1,208            2
September 30, 1999...................         ---        1,093           209          ---         1,302           2.1
December 31, 1999....................         ---          720            68          ---           788           1.3
March 31, 2000.......................         ---           15           295          ---           310           0.5
Thereafter...........................          10          656           236          ---           902           1.5
                                            -----       ------        ------          ---        ------         -----
   Total.............................       1,611       48,363        10,640          124        60,738         100.0%
                                            =====       ======        ======          ===        ======         -----

   Percent of total..................           2.7%        79.6%         17.5%          .2%


         The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 1997.



                                                                              Maturity
                                                           -----------------------------------------------
                                                                          Over         Over
                                                           3 Months      3 to 6       6 to 12       Over
                                                           or Less       Months       Months      12 months      Total
                                                           -------       ------       ------      ---------      -----
                                                                                 (In Thousands)

Certificates of deposit less than $100,000...........      $10,225      $ 9,519      $13,477      $13,236      $46,457
Certificates of deposit of $100,000 or more..........        5,306        1,248        3,722        3,345       13,621
Public funds.........................................          287          297           76            0          660
                                                           -------      -------     --------     --------     --------
Total certificates of deposit........................      $15,818      $11,064      $17,275      $16,581      $60,738
                                                           =======      =======      =======      =======      =======

         For additional information regarding the composition of the Company's deposits, see Note 9 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

         Borrowings. Other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As members of the FHLB of Cincinnati, Classic Bank and Paintsville Bank are required to own capital stock in the FHLB of Cincinnati and are authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         FHLB borrowings are also used to fund loan demand and other investment opportunities and to offset deposit outflows. At March 31, 1997, the Company had $4.8 million FHLB advances outstanding. See Note 11 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

         In connection with its acquisition of First Paintsville, the Company assumed and refinanced $722,000 of 8 1/4% notes payable by First Paintsville to a local community bank. Such notes are due to mature in December 2004.

         The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.

                                                         Year Ended March 31,
                                              ---------------------------------------
                                              1997              1996             1995
                                              ----              ----             ----
                                                           (In Thousands)
Maximum Balance:
  Repurchase agreements.................    $ 5,285              ---              ---
  Other borrowings......................
     Treasury tax and loan note.........        544              ---              ---
     Notes payable......................        700              ---              ---
     FHLB advances......................    $10,200           $7,975           $4,800

Average Balance:
  Repurchase agreements.................      2,517              ---              ---
  Other borrowings......................
     Treasury tax and loan note.........        204              ---              ---
     Notes payable......................        340              ---              ---
     FHLB advances......................      4,079            3,660           $3,600

Weighted average interest rate..........        5.4%             5.9%             3.4%

         The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                                          March 31,
                                                        -------------------------------------------
                                                        1997              1996                 1995
                                                        ----              ----                 ----
                                                                   (Dollars in Thousands)
Repurchase agreements................................ $  4,956               ---                ---
Other Borrowings
  Treasury tax and loan note.........................      429               ---                ---
  Notes payable......................................      650               ---                ---
  FHLB advances...................................... $  4,750          $    ---             $4,800
                                                      --------          --------             ------
Total Borrowings..................................... $ 10,785          $    ---             $4,800
                                                       =======          ========             ======

Weighted average interest rate of repurchase
agreements...........................................      5.1%              ---                ---
Weighted average interest rate of
other borrowings.....................................      6.3%              ---                ---


TRUST SERVICES

         In order to generate fee income and provide a broad range of services to its customers, Paintsville Bank provides a variety of trust services to its customers. Such services include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal 1997, gross trust fees were less than $2,000.

SUBSIDIARY ACTIVITIES

         Federal Savings Associations. As a federally chartered savings bank, Classic Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

         At March 31, 1997, Classic Bank had one wholly owned service corporation, AFS Service Corporation (the "Subsidiary"). The Subsidiary, a Kentucky corporation, was incorporated in 1978 for the purpose of acquiring the stock of Intrieve, Inc. ("Intrieve") (formerly the Savings and Loan Data Corporation, Inc.). Since its incorporation, the Subsidiary has not engaged in any activity other than holding the stock of Intrieve.

         At March 31, 1997, the Subsidiary's assets consisted entirely of Intrieve stock. At that date, the Subsidiary had no liabilities and equity consisted of $15,000 of capital stock owned by Classic Bank.

         National Banks. A national bank may establish an operating subsidiary to engage in activities incidental to the business of banking. There are no investment or geographic limitations on the establishment of a national bank operating subsidiary. At March 31, 1997, Paintsville Bank had no subsidiaries.

COMPETITION

         The Company faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Company's primary market area. At March 31, 1997, there were seven savings institutions, eight commercial banks and five credit unions located in Boyd, Johnson and Greenup Counties, Kentucky. On that date, the Company's market share of total loans in these counties was approximately 7.8%. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for deposits comes principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff. At March 31, 1997, the Company's share of deposits in its market area was approximately 7.3%.

EMPLOYEES

         At March 31, 1997, the Company and its subsidiaries had a total of 47 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

                                   REGULATION

GENERAL

         Classic Bank is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Classic Bank is subject to broad federal regulation and oversight extending to all its operations. Classic Bank is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Federal Reserve Board. Classic Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Classic Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Classic Bank.

         Paintsville Bank is a national bank and its deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC. As a national bank, Paintsville Bank is required to file reports with the OCC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions. As a national bank, Paintsville Bank is required to be a member of the Federal Reserve System. As the bank holding company of Paintsville Bank, the Company is subject to supervision, examination and regulation by the Federal Reserve Board.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS AND NATIONAL BANKS

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Classic Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Ashland Federal were as of September 30, 1996 and April 13, 1993, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Classic Bank's OTS assessment for the fiscal year ended March 31, 1997 was $22,000.

         The OTS also has extensive enforcement authority over all savings institutions including Classic Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Classic Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Classic Bank is in compliance with the noted restrictions. Paintsville Bank is able to branch only within the county in which its principal office is located. See "--Interstate Banking and Branching" for restrictions applicable to interstate branching by Paintsville Bank.

         The OCC has extensive authority over the operations of national banks. As part of this authority, Paintsville Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including Paintsville Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis of enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         Classic Bank's and Paintsville Bank's general permissible lending limits for loans to one borrower are equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case each limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, Classic Bank's lending limit was $1.1 million. On such date, Classic Bank was in compliance with the loans-to-one-borrower limitation. At March 31, 1997, Paintsville Bank's lending limit was $1.1 million. On such date, Paintsville Bank was in compliance with this limit.

         The OTS, as well as other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted. Paintsville Bank is subject to substantially similar guidelines adopted by the OCC.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         Classic Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

           For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $316,000 was paid by Classic Bank in November 1996. This special assessment significantly increased noninterest expense and adversely affected Classic Bank's results of operations for the year ended March 31, 1997. As a result of the special assessment, Classic Bank's deposit insurance premiums were reduced to zero effective January 1, 1997.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Classic Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement is 6.3 basis points on SAIF deposits and 1.7 basis points on BIF deposits, until BIF insured institutions participate fully in the assessment.

         The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the FDIC regulations, well-capitalized institutions (generally defined as an institution with a 5% or greater core capital ratio, a 6% or greater Tier 1 risk-based capital and a 10% or greater risk-based capital ratio) are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At March 31, 1997, Classic Bank qualified as a well capitalized institution and, as a result, was not subject to regulatory restrictions on the level of its brokered deposits. Paintsville Bank does not utilize brokered deposits.

REGULATORY CAPITAL REQUIREMENTS OF FEDERAL SAVINGS ASSOCIATIONS

         Federally insured savings associations, such as Classic Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1997, Classic Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Classic's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The subsidiary of Classic Bank is an includable subsidiary.

         At March 31, 1997, Classic Bank had tangible capital of $7.6 million, or 12.0% of adjusted total assets, which is approximately $6.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1997, Classic Bank had no intangibles which were subject to these tests.

         At March 31, 1997, Classic Bank had core capital equal to $7.6 million, or 12.0% of adjusted total assets, which is $5.7 million above the minimum leverage ratio requirement of 3% as in effect on that dates.s

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1997, Classic Bank had no capital instruments that qualify as supplementary capital and $320,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS completes its evaluation of newly adopted procedures by which savings associations may appeal an interest rate risk deduction determination. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" contained in Exhibit 13 to this Report and incorporated by reference herein.

         On March 31, 1997, Classic Bank had total capital of $7.9 million (including $7.6 million in core capital and $300,000 in qualifying supplementary capital) and risk-weighted assets of $30.9 million or total capital of 25.6% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

REGULATORY CAPITAL REQUIREMENTS OF NATIONAL BANKS

         Paintsville Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibless, other than certain purchased mortgage servicing rights, and purchased credit card receivables may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations. At March 31, 1997, Paintsville Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein, for additional information regarding Paintsville Bank's compliance with its capital requirements.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as Paintsville Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of Paintsville Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on Paintsville Bank's capital if adopted as proposed.

PROMPT CORRECTIVE ACTION

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Classic Bank may have a substantial adverse effect on such Bank's operations and profitability and the value of the Company's common stock. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of current stockholders of the Company.

         The OCC has the authority to enforce such requirements against Paintsville Bank.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

         OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as Classic Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Classic Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association that is a subsidiary of a holding company may make a capital distribution with notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Paintsville Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of Paintsville Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, Paintsville Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, Paintsville Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action."

LIQUIDITY

         All savings associations, including Classic Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what is included in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1997, Classic Bank was in compliance with both requirements, with an overall liquid asset ratio of 5.0% and a short-term liquid assets ratio of 3.3%.

         National banks are not subject to any prescribed liquidity requirements.

ACCOUNTING

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Classic Bank is in compliance with these amended rules.

         Paintsville Bank is subject to similar requirements.

QUALIFIED THRIFT LENDER TEST

         All savings associations, including Classic Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1996, Classic Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation."

         The QTL requirements do not apply to national banks.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution, including Classic Bank and Paintsville Bank, has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the appropriate Federal regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Classic Bank or Paintsville Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS or the OCC.

         The federal banking agencies, including the OTS and the OCC, recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Classic Bank and Paintsville Bank may be required to devote additional funds for investment and lending in its local community. Classic Bank was examined for CRA compliance in May 1996 and received a satisfactory rating. First National Bank was examined for CRA compliance in August 1996 and received a satisfactory rating.

TRANSACTIONS WITH AFFILIATES

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Classic Bank include the Company, Paintsville Bank and any other company which is under common control with Classic Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Classic Bank's subsidiary is not deemed an affiliate, however; the OTS has the discretion to treat a subsidiary of savings associations as an affiliate on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Paintsville Bank is subject to virtually identical rules on transactions with affiliates and loans to insiders.

HOLDING COMPANY REGULATION

         General. Upon consummation of the acquisition of First Paintsville, the Company, as the sole shareholder of Paintsville Bank, became a bank holding company and registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Company has no present plans to engage in any of these activities.

         Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. The Commonwealth of Kentucky currently provides for deposit concentration limits, reciprocal requirements and age protection for new banks.

         Effective June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

         The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching.

         Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "-- Prompt Corrective Action."

         Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a bank-only basis. See "-- Regulatory Capital Requirements of National Banks."

FEDERAL SECURITIES LAW

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1997, Classic Bank and Paintsville Bank were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations, such as Classic Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         As a national bank, Paintsville Bank is a member of the Federal Reserve System and owns stock in the Federal Reserve Bank of Cleveland in an amount equal to 3% of Paintsville Bank's paid in capital and surplus (an additional 3% will be subject to call by the Federal Reserve Bank of Cleveland). At March 31, 1997, Paintsville Bank was in compliance with this requirement.

FEDERAL HOME LOAN BANK SYSTEM

         Classic Bank and Paintsville Bank are members of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As members, Classic Bank and Paintsville Bank are required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 1997, Classic Bank had $665,000 in FHLB stock, which was in compliance with this requirement. On the same date, Paintsville Bank had $235,000 in FHLB stock, which was also in compliance with the requirement. In past years, Classic Bank and Paintsville Bank have received substantial dividends on their FHLB stock. Over the past five fiscal years such dividends paid to Classic Bank and Paintsville Bank have averaged 5.8% and 6.9%, respectively, and were 6.4% and 6.8%, respectively, for fiscal 1997.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Classic Bank's FHLB stock may result in a corresponding reduction in Classic Bank's capital.

         For the fiscal year ended March 31, 1997, dividends paid by the FHLB of Cincinnati to Classic Bank and Paintsville Bank totaled $44,000 and $8,000, respectively, compared to $41,000 and $14,300, respectively, of dividends received in fiscal year 1996.

CHANGE IN CONTROL REGULATIONS

         The Change in Bank Control Act (the "CIBC"), the Bank Holding Company Act and the regulations of the Federal Reserve Board promulgated under those acts, require that the consent of the Federal Reserve Board be obtained prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a bank holding company. Control is rebuttably presumed to exist if the person acquires 10% or more of any class of voting stock of a bank holding company if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure to rebut the rebuttable control presumption. Since the Company's Common Stock is registered under Section 12 of the Exchange Act, any acquisition of 10% or more of the Company's Common Stock will give rise to a rebuttable presumption that the acquiror of such stock controls the Company, requiring the acquiror, prior to acquiring such stock, to rebut the presumption of control to the satisfaction of the Federal Reserve Board or obtain Federal Reserve Board approval for the acquisition of control.

FEDERAL AND STATE TAXATION

         Federal Taxation. Prior to the enactment of recent legislation (discussed below), savings associations such as Classic Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as Classic Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of Classic Bank does not believe that the legislation will have a material impact on Classic Bank.

         In addition to the regular income tax, corporations, including savings associations and national banks, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations and national banks, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for loan losses ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, Classic Bank's Excess for tax purposes totaled approximately $1.9 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as Classic Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         Classic and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, Classic) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of Classic and its consolidated subsidiaries.

         Kentucky Taxation. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Classic Bank is subject to an annual Kentucky ad valorem tax. This tax is .1% of the financial institution's deposit accounts, common stock and retained income, with certain deductions for amounts borrowed by depositors and securities guaranteed by the U.S. Government or certain of its agencies. Paintsville Bank is subject to a state franchise tax equal to 1.1% of Paintsville Bank's average five year equity capital adjusted to eliminate the effect of certain U.S. Government obligations held by Paintsville Bank. The Company is subject to Kentucky income tax at a rate of 4% - 8.25% and a Kentucky corporate licensing fee equal to .0021 times capital employed.

         Delaware Taxation. As a Delaware holding company, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The business experience of the executive officers who are not also directors is set forth below.

         Robert S. Curtis, age 47, is Executive Vice President and Senior Lending Officer of Classic Bank, a position he has held since May 1995. Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995. Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Company, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995. As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank's residential real estate loan portfolio in excess of $35.0 million. Mr. Curtis was employed by First American since 1973.

         Lisah M. Frazier, age 28, is Vice President and Chief Financial Officer of Classic Bank, a position she has held since August 1995. Ms. Frazier became Vice President, Treasurer and Chief Financial Officer of the Company in September 1995. Prior to joining Ashland Federal in August of 1995, Ms. Frazier served as Investment Coordinator of Trust Company of Kentucky, a subsidiary of Pikeville National Company, a multi-bank holding company based in Pikeville, Kentucky from June 1995 to August 1995. Prior to such time, Ms. Frazier served as Audit Specialist in the internal Audit Department of Pikeville National Corporation from 1993 to 1995. Ms. Frazier also served as Senior Auditor with Kelley, Galloway & Company, an accounting firm located in Ashland, Kentucky from 1990 to 1993. Ms. Frazier is a Certified Public Accountant.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Classic Bank conducts its business at its office located at 344 Seventeenth Street, Ashland, Kentucky. Classic Bank's 6,000 square foot office was acquired in 1963 and had a net book value of $469,000 at March 31, 1997. At March 31, 1997, the total net book value of the Company's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $3.3 million.

         In June 1994, Classic Bank acquired the 1,200 square foot office building and land located adjacent to its current office building at 1737 Carter Avenue in Ashland, Kentucky for a purchase price of $90,000. At March 31, 1997, the current book value of this building was approximately $89,000. Classic Bank's improvements to this building totaled approximately $8,000. This building, which is currently rented, is intended to be used for Classic Bank's future expansion.

         In September 1996, Classic Bank purchased land for $182,500 on which it intends to construct a branch facility. In March 1997, Classic Bank purchased additional land for $250,000 on which it intends to construct a branch facility.

         The Company's depositor and borrower customer files are maintained in-house at Paintsville In-house data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 1997 was approximately $457,000.

         Paintsville Bank's main office is located at 240 Main Street, Paintsville, Kentucky. This 8,400 square foot building was acquired by Paintsville Bank in 1933, and had a net book value of $457,000 at March 31, 1997. Paintsville Bank has a branch office located at 602 South Mayo Trail, Paintsville, Kentucky, which is in a 2,200 square foot building acquired by Paintsville Bank in 1971. Paintsville Bank also operates an administrative office at 404 Euclid Avenue, Paintsville, Kentucky, in a 6,700 square foot building that was acquired by Paintsville Bank in 1994. Approximately 45% of this building is leased to an unaffiliated party. Rental income from this property is approximately $20,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, Classic Bank and Paintsville Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, Classic Bank and Paintsville Bank in the proceedings, that the resolution of these proceedings should not have a material effect on Company's financial condition or results of operations on a consolidated basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the caption "Market Information" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1997 included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1997 included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes thereto contained in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1997 included as Exhibit 13 to this Report, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

         Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                                                              Reference to
                                                                             Prior Filing or
   Regulation S-B                                                            Exhibit Number
   Exhibit Number                          Document                          Attached Hereto
   --------------   ------------------------------------------------------   ----------------

         2          Plan of acquisition, reorganization, arrangement,             None
                    liquidation or succession
        3(a)        Articles of Incorporation                                       *
        3(b)        By-Laws                                                         *
         4          Instruments defining the rights of security holders,            *
                    including debentures
         9          Voting Trust Agreement                                        None
         10         Material contracts:

                       1996 Stock Option and Incentive Plan                        **
                       1996 Recognition and Retention Plan                         **
                       Employment Agreement with David B. Barbour                  **
         11         Statement regarding computation of per share                  None
                    earnings
         13         Annual Report to Security Holders                              13
         16         Letter regarding change in certifying accountants             None
         18         Letter regarding change in accounting principles              None
         21         Subsidiaries of Registrant                                     21
         22         Published report regarding matters submitted to vote          None
                    of security holders
         23         Consents of Experts and Counsel                                23
         24         Power of Attorney                                             None
         27         Financial Data Schedule                                        27
         99         Additional Exhibits                                           None


-----------------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1994 (File No. 33-87580) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**Filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 (File No. 0-27170). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
                                       49

(b)     Reports on Form 8-K

         During the quarter ended March 31, 1997, the Company filed Current Reports on Form 8-K on (i) January 24, 1997, to report the announcement of quarterly earnings, the declaration of a cash dividend and the filing for regulatory approval of a stock repurchase program, and (ii) February 28, 1997, to report the receipt of regulatory approval for a stock repurchase program, the name change of Ashland Federal Savings Bank to Classic Bank and the intent to build two new branch locations.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CLASSIC BANCSHARES, INC.



                   By:    /s/ David B. Barbour
                          ------------------------------------------------------
                          David B. Barbour, President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ David B. Barbour                                    /s/ C. Cyrus Reynolds
---------------------------------------------           -------------------------------------------
David B. Barbour, President, Chief Executive            C. Cyrus Reynolds, Chairman of the Board
Officer and Director (Principal Executive and
Operating Officer)


Date: June 27, 1997                                     Date: June 27, 1997
     ----------------------------------------                --------------------------------------


/s/ Robert B. Keifer, Jr.                               /s/ E. B. Gevedon, Jr.
---------------------------------------------           -------------------------------------------
Robert B. Keifer, Jr., Director                         E. B. Gevedon, Jr., Director


Date: June 27, 1997                                     Date: June 27, 1997
     ----------------------------------------                --------------------------------------


/s/ Robert A. Moyer, Jr.                                /s/ John W. Clark
---------------------------------------------           -------------------------------------------
Robert A. Moyer, Jr., Director                          John W. Clark, Director


Date: June 27, 1997                                     Date: June 27, 1997
     ----------------------------------------                --------------------------------------


                                                        /s/ Lisah M. Frazier
---------------------------------------------           -------------------------------------------
David A. Lang, Director                                 Lisah M. Frazier, Vice President, Treasurer
                                                        and Chief Financial Officer (Principal
                                                        Financial and Accounting Officer)

Date:                                                   Date: June 27, 1997
     ----------------------------------------                --------------------------------------


                                                        /s/ Jeffrey P. Lopez
---------------------------------------------           -------------------------------------------
Robert L. Bayes, Executive Vice President               Jeffrey P. Lopez, Director
and Director


Date:                                                   Date: June 27, 1997
     ----------------------------------------                ---------------------------------------

                                INDEX TO EXHIBITS



 Number

    13      Portions of Annual Report to Security Holders....................

    21      Subsidiaries of the Registrant...................................

    23      Consent of Independent Auditors..................................

    27      Financial Data Schedule..........................................

                                   EXHIBIT 13

                 PORTIONS OF ANNUAL REPORT TO SECURITY HOLDERS

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   Classic Bancshares, Inc. (the "Company") is a Delaware corporation. The Company is a bank holding company which has as its wholly-owned subsidiaries Classic Bank (formerly known as Ashland Federal Savings Bank) and the First National Bank of Paintsville ("First National"). The Company was organized in 1995 for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization on December 28, 1995. First National became a subsidiary of the Company upon consummation of the Company's acquisition of First Paintsville Bancshares, Inc., the former holding company of First National, on September 30, 1996. Financial and other information presented herein after September 30, 1996 relates to consolidated information of the Company, Classic Bank and First National. Financial and other information prior to September 30, 1996 relates to the Company and Classic Bank only. Financial and other information prior to December 28, 1995 relates only to Classic Bank.

   As community-oriented financial institutions, Classic Bank and First National seek to serve the financial needs of communities in their respective market areas. Classic Bank is a federally chartered stock savings bank headquartered in Ashland, Kentucky. Classic Bank currently serves the financial needs of communities in its market area through its office located at 344 Seventeenth Street, Ashland, Kentucky 41101. First National is a nationally chartered bank headquartered in Paintsville, Kentucky. First National serves the financial needs of communities in its market area through its main office located at 240 Main Street, Paintsville, Kentucky 41240 and one branch office also located in Paintsville. The deposits of Classic Bank and First National are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to four-family residential mortgages, commercial real estate, consumer, commercial business, multi-family and construction loans primarily in the market area of its subsidiaries. The Company also invests in mortgage-backed and related securities, investment securities and other permissible investments.

   Classic Bank's primary market area includes the Kentucky Counties of Boyd and Greenup counties. The economic base in these counties has primarily been industrial in nature and previously relied upon a small number of large employers particularly in the steel and petroleum industries. Over the last several years, diversification of employment base to a more retail and service based economy has resulted in a slowing of previously experienced declines in population. Per capita income for both counties remains below the national average but exceeds the state's average per capita income. Unemployment has continued to decline as a result of a continued shifting of the local employment base to the retail and service sectors, although the unemployment rate continues to exceed the unemployment rate for Kentucky.

   First National's market area includes Johnson County, Kentucky and portions of Martin, Floyd, Magoffin and Lawrence Counties, Kentucky. Although the economy in First National's market area was historically based on the manufacturing and coal mining related industries, the economy in this area currently includes retail, medical, government sectors and, to a lesser extent, manufacturing. Per capita income for these counties is below the national average and the state's average per capita income. The unemployment rate exceeds the unemployment rate for Kentucky.

   The Company's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments and mortgage-backed and related securities. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the OTS, OCC, Federal Reserve and the FDIC. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

   The Company's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable, net and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

   Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto contained elsewhere herein.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING STATEMENTS

   When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

   The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS STRATEGY

   During fiscal 1996 in connection with hiring a new management team, the Board of Directors of Classic Bank formulated and began to implement a new "community bank" oriented strategy designed to provide planned and profitable growth, sustained profitability and maintain the safety and soundness of Classic Bank. The principal elements include (i) the attraction of lower cost deposits, through the offering of transaction and other non-certificate accounts (ii) increasing the amount and type of consumer loan products offered, (iii) expanding Classic Bank's commercial real estate and commercial business lending operations, (iv) enhancing traditional and non-traditional branch locations, including the acquisition of other financial institutions to the extent opportunities arise, (v) improving operating efficiencies through the utilization of technology and low cost delivery systems, (vi) continuous review of loan underwriting standards in order to maintain asset quality and (vii) maintenance of a capital position that exceeds regulatory guidelines.

   There are a number of financial and operational implications related to this business strategy. First, commercial real estate, commercial business and consumer loans are generally considered to carry a higher level of credit risk than residential loans. The Board believes it has addressed such risks through product loan underwriting standards and the experience of Classic Bank's senior officers in underwriting such loans. However, there can be no assurance that increased provisions to Classic Bank's loan loss allowance will not be required. A second implication of this business strategy is a reduction in liquidity, although based on the availability of borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB") and other sources, the Board does not believe that Classic Bank will have any difficulties in meeting its liquidity needs. A third implication of this business strategy is an increase in overhead expense, in the form of both start-up costs and maintenance and administration. While the new business strategy has been utilized by the senior management of Classic Bank in their positions with previous employers and has been in place for the entire fiscal 1997, there can be no assurance that Classic Bank's operating strategy will continue to be successful.

   First National has historically operated as a community-oriented financial institution offering various types of deposit products including transaction accounts and a variety of loan products including one-to-four family residential mortgages, consumer loans and commercial real estate and business loans. This strategy has allowed First National to historically maintain more favorable cost of funds and asset yields than Classic Bank. Now that First National has been acquired by the Company, the Board of Directors of First National has amended its strategy to (i) increase fee income through a reevaluation of the service fee structure and the introduction of several new deposit products, (ii) improve operating efficiencies through the utilization of technology and low cost delivery systems, and (iii) expand operations and product lines within First National's existing marketing area. Loan growth also remains a priority. As a result of the acquisition of First National, management and the Board of Directors of the Company anticipates improving operating efficiencies as a whole through the consolidation of data processing and other corporate functions.

ACQUISITION OF FIRST PAINTSVILLE BANCSHARES, INC.

   On September 30, 1996, the Company acquired all of the 72,375 outstanding shares of common stock of First Paintsville Bancshares, Inc., the holding company for the First National Bank of Paintsville, for $125 per share in cash and all of the 2,433 outstanding shares of First national common stock from the minority stockholders at a price of $114 per share in cash for a total of $9.3 million in cash. In connection with the acquisition,

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Company assumed and refinanced $722,000 in long-term debt of First Paintsville. The Company also recorded $3.1 million in goodwill. The acquisition was accounted for under the purchase method of accounting. At September 30, 1996, First National had total assets of $66.6 million, deposits of $52.8 and stockholder's equity of $10.2 million. The results of operations of the Company for the twelve months ended March 31, 1997 include the results of First National for the six months ended March 31, 1997. The Board of Directors of the Company believes that the additional management resources acquired in this transation will enable the Company to expand its product offerings, particularly in the consumer deposit and cosumer loan areas. Commercial real estate and commercial business lending activities are also anticipated to increase significantly as a result of the acquisition.

ADDITION OF TWO NEW BANKING LOCATIONS

Classic Bank plans to begin construction in the latter part of 1997 on two new branch locations within Greenup and Boyd counties. These full service locations will include state-of-the-art drive-thru facilities, drive-up automated teller machines and a full complement of deposit and loan products. The opening of these locations supports the "community bank" oriented strategy designed by the Board of Directors of Classic Bank.

FINANCIAL CONDITION

March 31, 1997 compared to March 31, 1996. Total assets increased $65.5 million, or 99.1%, from $66.1 million at March 31, 1996 to $131.6 million at March 31, 1997. Loan increased $38.0 million, or 87.0%, from $43.7 million at March 31, 1996 to $81.7 million at March 31, 1997 as a result of the acquisition of First National, agressive origination efforts and Classic Bank's new strategy to increase originations of commercial real estate, consumer and commercial business loans. Mortgage-backed securities increased $5.1 million from $2.8 million at March 31, 1996 to $7.9 million at March 31, 1997 as a result of the inclusion of First National's securities and net purchases of $4.0 million. Investment securities increased $13.3 million from $11.1 million at March 31, 1996 to $24.4 million at March 31, 1997 also as a result of the inclusion of First National's securities. Cash and other interest earning deposits increased $2.0 million from $7.1 million at March 31, 1996 to $9.1 million at March 31, 1997 as a result of the inclusion of First National's cash and interest earning deposits. Office property and equipment increased $2.5 million as a result of the acquisition of First National and new purchases of $1.1 million. The Company also recorded approximately $3.1 million in goodwill in connection with the acquisition of First National.

   Deposits increased $54.3 million, or 117.5%, from $46.2 million at March 31, 1996 to $100.5 million at March 31, 1997 as a result of the acquisition of First National's deposits of $52.8 million and a net increase in deposits of $1.5 million. Securities under agreement to repurchase increased 100% to $5.0 million at March 31, 1997 as a result of the acquisition of First National. Federal Home Loan Bank advances increased 100% to $4.8 million at March 31, 1997. The proceeds from the advances were used to fund loan demand. The Company also assumed and refinanced long-term debt in the acquisition of First National which was $650,000 at March 31, 1997.

   The allowance for loan losses increased $515,000, or 180.1%, from $286,000 at March 31, 1996 to $801,000 at March 31, 1997 as a result of the acquisition of First National's allowance of $526,000 and a provision for fiscal 1997 of $105,000 offset by net charge-offs of $116,000.

   Stockholder's equity was $19.4 million at March 31, 1997 as compared to $19.5 million at March 31, 1996. The decrease in equity was the result of the purchase of shares for the Company's Recognition and Retention Plan, a decline in the market value of available for sale securities, the payment of dividends during fiscal 1997 of $158,000 offset by net income for the period.

RESULTS OF OPERATION

   The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and affected by the level of its noninterest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate rate earned or paid on them, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

   Net Income. Net income increased by $330,000, or 112.6%, from $293,000 at March 31, 1996 to $623,000 for the year ended March 31, 1997. The increase was due to increased in net interest income of $2.0 million and in noninterest income of $111,000 and a decrease in the provision for loan losses of $63,000, which

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

were partially offset by increases in noninterest expense of $1.6 million and income taxes of $188,000.

   Net Interest Income. Net interest income increased $2.0 million, or 126.9%, from $1.6 million at March 31, 1996 to $3.5 million at March 31, 1997 due to an increase in interest income of $2.7 million offset by an increase in interest expense of $752,000. The increase in interest income resulted from the inclusion of First National's interest income as well as an increase in Classic Bank's loan yield caused by originations of higher yielding residential and non-residential loans. The average balance of interest-earning assets increased from $62.3 million for fiscal 1996 to $93.4 million for fiscal 1997. The increase in the average balance of interest-earning assets was due primarily to the inclusion of First National's interest-earning assets. The average yield on interest-earning assets increased from 7.1% for the year ended March 31, 1996 to 7.7% for the year ended March 31, 1997 due to an increase in higher yielding loans and investments as a result of the acquisition of Paintsville, as well as, increased higher yielding loan originations.

   Interest expense increased $752,000 from $2.9 million for fiscal 1996 to $3.6 million for fiscal 1997 primarily as a result of the inclusion of First National's interest expense for the six months ended March 31, 1997. The average balance of interest-earning liabilities increased from $51.9 million at March 31, 1996 to $75.0 million at March 31, 1997 as a result of the inclusion of First National's interest-bearing liabilities. However, the average rate paid on interest-bearing liabilities decreased from 5.5% at March 31, 1996 to 4.8% at March 31, 1997 as a result of the acquisition of lower cost deposits and a decrease in the rates paid on FHLB borrowings. Average deposit costs fell primarily as a result of the acquisition of a substantial amount of non-certificate accounts, including transaction accounts, from First National as well as the success of Classic Bank's efforts to increase its non-certificate accounts.

   Provision for Loan Losses. The provision for loan losses decreased by $63,000 from $168,000 for fiscal 1996 to $105,000 for fiscal 1997 based on management's overall assessment of the loan portfolio. The decrease was due to a decrease in foreclosed assets as well as a decrease in charge-offs during the year. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan loses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 1997, the allowance for loan losses totaled $801,000, or 1.0%, of total loans and 111.9% of non-performing loans. The ratio of the allowance for loan losses to non-performing assets increased at March 31, 1997 from the level of March 31, 1996. Non-performing assets increased from $600,000 at March 31, 1996 to $1.1 million at March 31, 1997 while the allowance also increased $515,000 resulting in an increase in the ratio of the allowance for loan losses to non-performing assets as compared to fiscal 1996. The increase in the non-performing assets and the allowance are a result of the acquisition of First National.

   Management believes that the historical level of the allowance reflects the Company's primary emphasis on one-to four-family lending. In addition, the Company's non-performing assets as a percentage of total assets have declined in recent years. The allowance for loan losses is subject to management's ongoing review and may fluctuate based upon management's analysis of the composition and quality of the loan portfolio. In this regard, there can be no assurance that the Company's allowance for loan losses will not increase in the future as the proportion of the Company's portfolio comprised of consumer and commercial real estate loan increases.

   Noninterest Income. Noninterest income increased approximately $111,000 from $108,000 for fiscal 1996 to $219,000 for fiscal 1997, due to increases of $78,000 in service charges and other fees on deposits, and $37,000 in other income offset by a decrease in net gains on sale of mortgage-backed and investment securities of $4,000. The increase in service charges and other fees on deposits is the result of the inclusion of First National's income, as well as, an increase in the service charges on deposits charged by Classic Bank. The increase in other income is the result of the inclusion of First National's other income for the six month period ended March 31, 1997.

   Noninterest Expense. Noninterest expense increased approximately $1.6 million, or 133.3%, from approximately $1.2 million for the year ended March 31, 1996 to approximately $2.8 million for the year ended March 31, 1997. Compensation and benefits expenses increased $675,000 from $425,000 for the year ended March 31, 1996 to $1.1 million for the year ended March 31, 1997 due to the net increase in the number of employees as a result of the acquisition of First National and the inclusion of First National's compensation expenses for the six months ended March 31, 1997. The increase also resulted from an increase in employee benefits as a result of the establishment of the Recognition and Retention plan.

   Occupancy and equipment expense increased approximately $189,000 from $96,000 for 1996 to $285,000 for 1997. The

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase was due to an increase in depreciation expense as a result of improvements made to the Company's facilities, as well as, the inclusion of First National's expenses for the six month period ended March 31, 1997. Losses on foreclosed real estate increased to $47,000 for 1997 as compared to a gain on foreclosed real estate of $24,000 for 1996. The loss resulted from a significant write-down taken on foreclosed real estate during the year.

   Federal deposit insurance premiums increased approximately $290,000 from $111,000 for 1996 to $401,000 for 1997. The increase was due to a one-time assessment of $316,000 charged to savings associations insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation. A recapitalization plan for the SAIF was enacted by Congress in September 1996 resulting in the one-time assessment. The increase in premiums due to the one-time assessment was offset by a decrease in the rate paid on deposits from .23% to .06% during the last quarter of fiscal 1997.

   Other general and administrative expenses increased approximately $534,000, or 97.8%, from $546,000 for 1996 to $1.1 million for 1997. The increase resulted from an increase in data processing of $130,000 as the result of a one-time restructuring charge, an increase in directors fees and retirement of $33,000, and amortization of goodwill of $62,000. The remainder of the increase was due to the inclusion of First National's expenses for the six months ended March 31, 1997, an increase in printing and office supplies as a result of the implementation of new products, and higher costs and increased costs relative to operations as a public company.

   Income Tax Expense. Income tax expense increased $188,000 due to higher income before income taxes of $518,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

   Net Income. Net income decreased by $130,000, or 30.7%, from $423,000 at March 31, 1995 to $293,000 for the year ended March 31, 1996. The decrease was due to increases in noninterest expense of $199,000 and in the provision for loan losses of $35,000, which were partially offset by increases in net interest income of $10,000 and noninterest income of $74,000 and a decrease in income taxes of $21,000.

   Net Interest Income. Net interest income increased $10,000, or 0.6%, to approximately $1.6 million at March 31, 1996 due to an increase in interest income which more than offset the increase in interest expense. Interest income increased $452,000 due to the transfer of funds from lower yielding investments to higher yielding loans. The average balance of interest-earning assets increased from $59.4 million for fiscal 1995 to $62.3 million for fiscal 1996. The increase in the average balance of interest-earning assets was due primarily to an increase in loans as described above. The average balance of loans increased $5.1 million from fiscal 1995 to fiscal 1996 due to increased marketing efforts and the new strategy of originate commercial real estate, consumer and commercial business loans. The average yield on interest-earning assets increased from 6.7% for the year ended March 31, 1995 to 7.1% for the year ended March 31, 1996 due to an increase in higher yielding loans and investments.

   Interest expense increased $500,000 from $2.4 million in fiscal 1995 to $2.9 million in fiscal 1996 due to an increase in the average rate paid on deposits and FHLB advances. While the average balance of FHLB advances increased only slightly, from $3.6 million at March 31, 1995 to $3.7 million at March 31, 1996, the average rate paid on FHLB advances increased from 4.9% for fiscal 1995 to 6.8% for fiscal 1996 due to higher rates charged by the FHLB on these advances. Interest on deposits increased $400,000 as a result of an increase in the average rate paid on deposits. The average balance of deposits decreased from $49.2 million at March 31, 1995 to $48.2 million at March 31, 1996. However, the average yield on deposits increased from 4.5% for the year ended March 31, 1995 to 5.3% for the year ended March 31, 1996. The increase in rates paid on deposits was the result of management's decision to price deposits more competitively with the market in order to attract new deposits to fund loan demand.

   Provision for Loan Losses. The provision for loan losses increased by $35,000 from $133,000 for fiscal 1995 to $168,000 for fiscal 1996 based on management's overall assessment of the loan portfolio. The increase was due to an increase in foreclosed assets that were sold during the year. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan loses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 1996, the allowance for loan losses totaled $286,000, or 0.7%, of total loans and 48.1% of non-performing loans. The ratio of the allowance for loan losses to non-performing assets increased March 31, 1996 from the level of March 31, 1995. Non-performing assets decreased from $857,000 at March 31, 1995 to $600,000 at March 31, 1996 while the allowance decreased $26,000
                                       8

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

resulting in an increase in the ratio of the allowance for loan losses to non-performing assets as compared to fiscal 1995.

   Management believes that the historical level of the allowance reflects the Company's primary emphasis on one-to four-family lending. In addition, the Bank's non-performing assets as a percentage of total assets have declined in recent years. The allowance for loan losses is subject to management's ongoing review and may fluctuate based upon management's analysis of the composition and quality of the loan portfolio. In this regard, there can be no assurance that the Company's allowance for loan losses will not increase in the future as the proportion of the Company's portfolio comprised of consumer and commercial real estate loan increases as a result of the implementation of the Bank's new business strategy.

   Noninterest Income. Noninterest income increased approximately $74,000 from $34,000 for fiscal 1995 to $108,000 for fiscal 1996, due to increases of $10,000 in late charges and other fees on loans, $36,000 in net gains on sale of mortgage-backed and investment securities and $27,000 in other income.

   Noninterest Expense. Noninterest expense increased approximately $200,000, or 20.4%, from approximately $979,000 for the year ended March 31, 1995 to approximately $1.2 million for the year ended March 31, 1996. Compensation and benefits expenses increased $66,000 from $359,000 for the year ended March 31, 1995 to $425,000 for the year ended March 31, 1996 due to the net increase in the number of employees, the establishment of a supplemental executive retirement plan and the establishment of an employee stock ownership plan.

   Other general and administrative expenses increased approximately $174,000, or 43.9%, from $396,000 for 1995 to $570,000 for 1996. Data processing expense increased $12,000, audit and examination expense increased $28,000, consulting fees increased $15,000 due to the implementation of checking accounts and other new products, office supplies increased $7,000 due to a name change which required the purchase of all new paper and other supplies, directors' fees and retirement increased $12,000, charitable contributions increased $16,000, collection and repossession expense increased $20,000 due to increased collection efforts, and other general and administrative expenses increased $64,000 due to higher operating costs and increased costs relative to operations as a public company.

   These increases were offset by decreases in occupancy and equipment expenses of approximately $8,000, or 7.8%, deposit insurance premiums of approximately $7,000, or 5.9%, due to an additional assessment of $5,000 that was paid in fiscal 1995 and a decrease in deposits and an increase in gains on foreclosed real estate of $25,000. Losses on foreclosed real estate were $1,000 for the year ended March 31, 1995 while gains on foreclosed real estate for the year ended March 31, 1996 were $24,000 resulting in an increase of $25,000.

   Income Tax Expense. Income tax expense decreased $21,000 due to lower income before income taxes of $151,000.

Analysis of Net Interest Income

   Net interest income represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the volumes of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances.

                                                                          Year Ended March 31,
                                              1997                              1996                             1995
                                ---------------------------------------------------------------------------------------------------
                                  Average   Interest                Average   Interest                Average   Interest
                                Outstanding  Earned/              Outstanding  Earned/              Outstanding  Earned/
                                  Balance     Paid    Yield/Rate    Balance     Paid    Yield/Rate    Balance     Paid    Yield/Rate
                                  -------     ----    ----------    -------     ----    ----------    -------     ----    ----------

                                                                            (Dollars in Thousands)
Interest-Earning Assets:
   Loans receivable (1)           $63,606   $5,224         8.2%    $39,487      $2,895       7.3%    $34,371    $2,433        7.1%
   Mortgage-backed securities       4,961      329         6.6       6,057         439       7.2       7,208       525        7.3
   Investment securities           16,910    1,146         6.8      11,448         774       6.8      10,787       704        6.5
   Interest-earning deposits        2,781      170         6.1       4,670         265       5.7       6,487       265        4.1
   Federal funds sold               4,353      223         5.1          --          --        --          --        --         --
   FHLB stock and FRB stock           813       58         7.1         598          41       6.9         561        35        6.2
                                  -------   ------        ----     -------      ------      ----     -------    ------       ----
      Total interest-earning
        assets(1)                 $93,424    7,150         7.7     $62,260       4,414       7.1     $59,414     3,962        6.7
                                  -------   ------        ----     -------      ------      ----     -------    ------       ----
Interest-Bearing Liabilities
   Savings accounts and
      interest-bearing demand     $11,544      331         2.9      $2,773          90       3.2    $  3,539       115        3.2
   Money market deposits            6,893      204         3.0       6,096         203       3.3       8,940       301        3.4
   Certificate accounts            49,382    2,683         5.4      39,377       2,310       5.9      36,735     1,815        4.9
   FHLB advances                    4,079      223         5.5       3,660         248       6.8       3,600       178        4.9
   Other short-term borrowings      2,721      134         4.9          --          --        --          --        --         --
   Long-term debt                     340       28         8.2          --          --        --          --        --         --
                                  -------   ------        ----     -------      ------      ----     -------    ------       ----
      Total interest-bearing
       liabilities                $74,959    3,603         4.8     $51,906       2,851       5.5     $52,814     2,409        4.6
                                  -------   ------        ----     -------      ------      ----     -------    ------       ----
   Net interest income                      $3,547                              $1,563                          $1,553
                                            ======                              ======                          ======
   Net interest rate spread                                2.9%                              1.6%                             2.1%
                                                          ====                              ====                             ====
   Net earning assets             $18,465                          $10,354                            $6,600
                                  =======                          =======                            ======
   Net yield on average interest-
      earning assets                                       3.8%                              2.5%                             2.6%
                                                          ====                              ====                             ====
   Average interest-earning assets to
      average interest-bearing liabilities   1.25x                                1.20x                           1.12x
                                             ====                                 ====                            ====

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

The following table presents the weighted average rate earned on loans, investments and other interest-earning assets, and the weighted average rates paid on deposits and the resultant interest rate spread at the date indicated.
                                                                                                           March 31, 1997
Weighted average rate:
  Loans receivable............................................................................................   8.2%
  Mortgage-backed securities..................................................................................   6.5
  Investment securities.......................................................................................   6.4
  FHLB stock and FRB stock....................................................................................   6.9
  Other interest-earning assets...............................................................................   6.1
       Combined weighted average yield on interest-earning assets.............................................   7.7

Weighted average rate paid on:
  Savings accounts and interest-bearing demand................................................................   2.8
  Money market accounts.......................................................................................   2.8
  Certificate accounts........................................................................................   5.4
  Repurchase agreements.......................................................................................   5.1
  Term Treasury Tax & Loan deposits...........................................................................   5.7
  Long-term debt..............................................................................................   8.3
  FHLB advances...............................................................................................   6.1
      Combined weighted average rate paid on interest-bearing liabilities.....................................   4.7

  Interest rate spread........................................................................................   3.0

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                                                    Year Ended March 31,
                                                 ---------------------------------------------------------------------------------
                                                                1997 vs. 1996                               1996 vs. 1995
                                                                -------------                               -------------
                                                       Increase                                    Increase
                                                      (Decrease)               Total              (Decrease)               Total
                                                        Due to               Increase               Due To               Increase
                                                 --------------------       ----------       --------------------       ----------
                                                 Volume          Rate       (Decrease)       Volume          Rate       (Decrease)
                                                 ------          ----       ----------       ------          ----       ----------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
   Loans receivable                              $1,938        $   391        $2,329         $   388      $     74        $   462
   Mortgage-backed securities                      (76)           (34)         (110)            (80)           (6)           (86)
   Investment securities                            372             --           372              40            30             70
   Other                                            125             20           145               2             4              6
                                                 ------        -------        ------         -------      --------        -------
          Total interest-earning assets          $2,359        $   377        $2,736         $   350      $    102        $   452

Interest-bearing liabilities:
   Savings accounts and interest
      bearing demand                             $  250       $    (9)      $    241         $  (25)        $   --         $ (25)
   Money market accounts                             22           (21)             1            (90)           (8)           (98)
   Certificate accounts                             560          (187)           373             129           366            495
   FHLB advances                                     26           (51)          (25)               2            68             70
   Other short-term borrowings                      134             --           134              --            --             --
   Long-term debt                                    28             --            28              --            --             --
                                                 ------        -------        ------         -------      --------        -------
           Total interest-bearing liabilities    $1,020        $ (268)       $   752        $     16        $  426         $  442
                                                 ------        -------        ------         -------      --------        -------
Net interest income                                                           $1,984                                      $    10
                                                                              ======                                      =======

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET/LIABILITY MANAGEMENT

   The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilies, such as deposits. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (i.e., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities.

   The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of the most of the Company's assets decline in the event of an increase in interest rates.

   The Company has an Asset/Liability Committee, comprised of the Company's chief executive officer, executive vice-president, chief financial officer, and two non-employee members of the Board of Directors to meet periodically to review the Company's interest rate risk position and product mix and to make recommendations for adjustments to the Company's Board of Directors. Management also monitors the Company's interest rate risk position on a monthly basis and also reviews the Company's portfolio, earnings, liquidity, asset quality, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner.

   The Company has an asset/liability management policy. The principal goals of this policy are to enhance the Company's net interest margin while managing its interest rate position. Depending upon market conditions, the Company may place more emphasis on enhancing the net interest margin rather than better matching the interest rate sensitivity of the Company's assets and liabilities. As a result and in view of the need to enhance the Company's interest rate spread, despite the Board and management's efforts to more effectively manage the Company's interest rate risk in the future, the Company's results of operations and net portfolio values will remain significantly vulnerable to increases in interest rates and declines in the difference between long- and short-term interest rates.

   The principal elements of the asset/liability management policy are as follows. First, the Company requires that ARM loans be indexed to changes in rates paid on U.S. Treasury securities rather than one of the Cost of the Funds Indices. Management believes that U.S. Treasury securities are significantly more interest rate sensitive than the Cost of Funds Indices and that therefore, ARMs indexed to such securities will be more interest rate sensitive than ARM loans orignated by the Company in the past. Second, management intends to continue to increase the COmpany's commercial real estate, consumer and commercial business loans, subject to market conditions. In general, such loans carry shorter terms to maturity and/or repricing, are more interest rate sensitive and generate higher levels of noninterest income than most of the Company's current assets. Third, management intends to use marketing and other initiatives to increase the Company's transaction and other non-certificate deposit accounts. Management believes that such accounts generally carry lower costs and are more interest rate resistant than the Company's certificates of deposit. There can be no assurance as to whether or when any or all of the elements of the asset/liability management program will be successfully implemented.

   Net Portfolio Value ("NPV") analysis provides a quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts under different interest rate environments. The following table sets forth, as of March 31, 1997, the estimated changes in the Company's NPV (i.e., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) in the event of the specified instantaneous changes in interest rates.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

           ----------------------------------------------------------------------------------------------------------------
                                                              Net Portfolio Equity
           ----------------------------------------------------------------------------------------------------------------
                Change in
             Interest Rates                                                       Amount of                      Percent of
             (Basis Points)                    Estimated NPV                       Change                          Change
             --------------                    -------------                       ------                          ------
                                                             (Dollars in Thousands)
                  +400                           $15,277                          $-4,717                             -24%
                  +300                            16,493                           -3,501                             -18
                  +200                            17,696                           -2,298                             -11
                  +100                            18,862                           -1,132                              -6
                     0                            19,994
                  -100                            21,161                            1,167                              +6
                  -200                            22,564                            2,570                             +13
                  -300                            23,665                            3,671                             +18
                  -400                            24,955                            4,961                             +25


   Certain assumptions were employed by the Company in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by the categories and rate environment, deposit decay rates varied by the categories and rate environment and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

===============================================================================
LIQUIDITY & CAPITAL RESOURCES

   The Company's principal sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

   The primary investing activities of the Company are originating loans and, to a lesser extent, purchasing mortgage-backed and investment securities. During the fiscal years ended March 31, 1997, 1996 and 1995, mortgage loan originations totaled $24.5 million, $15.4 million and $8.8 million, respectively. Purchases of mortgage-backed and investment securities totaled $15.7 million, $7.4 million and $10.8 million during each of the fiscal years ended March 31, 1997, 1996 and 1995, respectively. A substantial portion of loan originations and purchases of mortgage-backed securities and other investments were funded by proceeds of loan repayments, the maturity or sale of securities, and with FHLB advances.

   The primary financing activities of the Company are deposits and, to a lesser extent, borrowings. During the fiscal years ended March 31, 1997, the Company experienced an increase in deposits of $54.3 million and during the fiscal years ended March 31, 1996 and 1995, a decrease in deposits of $2.3 million and $3.1 million was experienced. During the fiscal years ended March 31, 1997, 1996 and 1995, the Company

   The Company's most liquid assets are cash and cash equivalients, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assests is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1997, cash equivalents totaled $8.8 million.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


   Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, Classic Bank and First National have additional borrowing capacity with the FHLB of Cincinnati which is, in the opinion of management, adequate to provide any funds needed.

   The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1997, the Company had outstanding loan commitments totaling $4.6 million.

   As a federally chartered savings bank, Classic is required to maintain a minimum level of regulatory capital. As a nationally chartered bank, First National is subject to the capital regulation of the OCC. At March 31, 1997, Classic and First National exceeded all of their capital requirements on a fully phased-in basis. See Note 20 to the Notes to the Consolidated Financial Statements for information regarding regulatory capital levels and requirements for each institution.

Impact of New Accounting Standards

   See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the effect of implementing new accounting standards.

Impact of Inflation and Changing Prices

   The Company's Consolidated Financial Statements and Notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the financial assets to the financial liabilities in its asset/liability management will tend to minimize the change of interest rates on the Company's performance. Changes in investment rates do not necessarily move to the same extent as changes in the price of goods and services.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES


Smith, Goolsby                                      R. MILTON GOOLSBY, C.P.A.
Artis & Reams, P.S.C.                                JOHN W. ARTIS, C.P.A.
                                                      C. ALAN REAMS, C.P.A.
                                                    LARRY J. WITHERS, C.P.A.
                                                   STEPHEN W. KANOUSE, C.P.A.
                                                    DELMAR H. FRALEY, C.P.A.
                                                   RODNEY M. ROBINETTE, C.P.A.
                                                        -----------------
CERTIFIED PUBLIC ACCOUNTANTS                         G. DALE SWENTZEL, C.P.A.
THERESA C. LYONS, C.P.A.                             STUART T. BLEVINS, C.P.A.
P.O. BOX 551  1330 CARTER AVE.                        DAVID K. WHALEY, C.P.A.
ASHLAND, KENTUCKY 41105-0551                        SHARON K. KRETZER, C.P.A.
(606) 329-1171  FAX# (606) 325-0590


Board of Directors
Classic Bancshares, Inc. and Subsidiaries
Ashland, Kentucky

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

   We have audited the accompanying consolidated statements of condition of Classic Bancshares, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classic Bancshares, Inc. and Subsidiaries, as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for investment securities and mortgage-backed and related securities, effective April 1, 1994.




/s/ Smith Goolsby, Artis & Reams, P.S.C.
----------------------------------------
Ashland, Kentucky
May 22, 1997

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 1997 AND 1996

Assets                                                                                       1997            1996
                                                                                         ----------------------------
  Cash and due from banks                                                                $  3,107,130    $    457,351
  Interest-bearing deposits with banks                                                        202,179       1,074,511
  Federal fund sold and securities purchased under agreements to resell                     5,525,000         975,000
  Certificates of deposit in other financial institutions                                     293,000       4,599,600
  Securities available for sale                                                            23,374,597      10,438,445
  Mortgage-backed and related securities available for sale                                 7,884,835       2,840,339
  Loans, net of allowance for loan losses of $801,180 in
    1997 and $286,384 in 1996                                                              81,727,685      43,721,967
  Real estate acquired in the settlement of loans                                             336,337           5,000
  Accrued interest receivable                                                                 690,186         331,991
  Federal Home Loan Bank and Federal Reserve Bank stock                                     1,015,400         620,800
  Premises and equipment, net                                                               3,297,016         723,930
  Deferred income taxes                                                                            --          26,180
  Cost in excess of fair value of net assets aquired, net of accumulated amortization       3,026,389            --
  Other assets                                                                              1,074,481         267,880
                                                                                         ------------    ------------

Total Assets                                                                             $131,554,235    $ 66,082,994
                                                                                         ============    ============

Liabilities
  Non-interest bearing demand deposits                                                   $  9,484,567            --
   Savings, NOW, and money market demand deposits                                          30,296,677       8,192,570
  Other time deposits                                                                      60,738,229      38,007,853
                                                                                         ------------    ------------
         Total deposits                                                                   100,519,473      46,200,423
  Securities sold under agreements to repurchase                                            4,955,766            --
  Advances from Federal Home Loan Bank                                                      4,750,000            --
  Other short-term borrowings                                                                 428,954            --
  Accrued expenses and other liabilities                                                      287,836         242,273
  Accrued interest payable                                                                    217,731         140,035
  Accrued income taxes                                                                         90,588            --
  Long-term debt                                                                              650,000            --
  Deferred income taxes                                                                       284,087            --
                                                                                         ------------    ------------

Total Liabilities                                                                         112,184,435      46,582,731
                                                                                         ------------    ------------

  Commitments

Stockholders' Equity
  Preferred stock $.01 par value; authorized, 100,000 shares - none issued
  Common stock $.01 par value; authorized 1,700,000 shares; issued
    and outstanding, 1,322,500 shares                                                          13,225          13,225
  Additional paid-in capital                                                               12,689,158      12,710,898
  Retained earnings, substantially restricted                                               8,172,085       7,707,753
  Net unrealized gain (loss) on securities available for sale                             (    58,614)         86,285
  Unearned ESOP shares                                                                    (   918,660)    ( 1,005,100)
  Unearned RRP shares                                                                     (   486,055)           --
  Minimum pension liability adjustment                                                    (    11,376)    (    12,798)
  Treasury stock, 2,550 shares, at cost                                                   (    29,963)           --
                                                                                         ------------    ------------

Total Stockholders' Equity                                                                 19,369,800      19,500,263
                                                                                         ------------    ------------

Total Liabilities and Stockholders' Equity                                               $131,554,235    $ 66,082,994
                                                                                         ============    ============

NOTE: The accompanying notes are an integral part of these consolidated financial statements.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                1997              1996             1995
                                                             ----------------------------------------------
Interest Income
  Loans                                                      $5,223,732        $2,894,721        $2,432,462
  Securities                                                  1,203,541           814,845           739,097
  Mortgage-backed securities                                    329,010           438,501           524,752
  Federal funds sold and securities purchased
     under agreement to resell                                  222,718            20,485            11,283
  Other interest                                                170,645           245,406           254,185
                                                             ----------        ----------        ----------
       Total Interest Income                                  7,149,646         4,413,958         3,961,779
                                                             ----------        ----------        ----------
Interest Expense
  Deposits                                                    3,217,704         2,603,140         2,230,771
  Federal Home Loan Bank  advances                              222,806           247,988           177,729
  Securities sold under repurchase agreements                   129,751              --                --
  Long-term debt                                                 28,520              --                --
  Other short-term borrowings                                     4,295              --                --
                                                             ----------        ----------        ----------
         Total Interest Expense                               3,603,076         2,851,128         2,408,500
                                                             ----------        ----------        ----------

Net Interest Income                                           3,546,570         1,562,830         1,553,279
  Provision for loss on loans                                   105,000           168,000           132,939
                                                             ----------        ----------        ----------
Net interest income after provision for loss on loans         3,441,570         1,394,830         1,420,340
                                                             ----------        ----------        ----------
Noninterest Income
  Service charges                                               118,646              --                --
  Gain on sale of securities                                     32,245            36,306              --
  Other income                                                   68,273            72,109            34,144
                                                             ----------        ----------        ----------
       Total Noninterest Income                                 219,164           108,415            34,144
                                                             ----------        ----------        ----------
Noninterest Expenses
  Employee compensation and benefits                          1,050,870           425,182           359,152
  Occupancy and equipment expense                               284,893            95,760           102,584
  Federal deposit insurance premiums                            401,430           111,342           117,713
  Data processing                                               187,659            57,676            46,133
  Directors fees and benefits                                    91,724            58,440            46,250
  Amortization of goodwill                                       61,590              --                --
  Other operating expenses                                      739,556           430,038           306,772
                                                             ----------        ----------        ----------
        Total Noninterest Expense                             2,817,722         1,178,438           978,604
                                                             ----------        ----------        ----------
Income Before Income Taxes                                      843,012           324,807           475,880

  Income tax expense                                            220,393            32,175            52,873
                                                             ----------        ----------        ----------
Net Income                                                   $  622,619        $  292,632        $  423,007
                                                             ==========        ==========        ==========
Net income per share of common stock                         $      .50               N/A               N/A
                                                             ==========
Weighted average shares outstanding                           1,237,007
                                                             ==========


NOTE: The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                               COMMON STOCK           ADDITIONAL                  UNEARNED       UNEARNED
                                           SHARES        AMOUNT        PAID-IN     RETAINED         ESOP           RRP
                                                                       CAPITAL     EARNINGS        SHARES         SHARES
                                           ----------------------------------------------------------------------------------


Balances, April 1, 1994                      $            $            $               $6,992,114    $             $


  Effect of adopting SFAS
   No. 115, net of applicable
   deferred income taxes of
   $792
  Net income for the year
   ended March 31, 1995                                                                   423,007
  Change in unrealized gain
   (loss) on available for
   sale securities, net of
   applicable deferred income
   taxes of $14,176
                                            -----------   ----------   -----------     ---------    -----------    --------

Balances, March 31, 1995                                                                7,415,121

  Net income for the year
   ended March 31, 1996                                                                   292,632
  Common stock issued in
   conversion, net of costs                  1,322,500       13,225      12,704,127
  Contribution for unearned
   ESOP shares                                                                                        (1,058,000)
  ESOP shares earned                                                          6,771                       52,900
  Change in unrealized gain
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $59,418
  Excess of minimum pension
   liability over recognized prior
   service cost on directors
   retirement plan
                                            -----------   ----------   -----------     ---------     -----------    --------

Balances, March 31, 1996                     1,322,500       13,225      12,710,898     7,707,753     (1,005,100)

  Net income for the year
   ended March 31, 1997                                                                   622,619
  Cash dividends paid
   ($.13 per share)                                                                      (158,287)
  ESOP shares earned                                                         15,213                      86,440
  Shares repurchased for
   Recognition and Retention
   Plan - 52,900 shares, of
   which 2,550 shares were
   unallocated at March 31,
   1997 ($11.75 per share)                                                  (36,953)                              (554,659)
  RRP shares earned                                                                                                 68,604
  Amortization of minimum
   pension liability adjustment
  Changes in unrealized gain
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of
   $74,644
                                            -----------   ----------   -----------     ---------     -----------    --------
Balances, March 31, 1997                    1,322,500     $13,225       $12,689,158    $8,172,085     ($918,660)   ($486,055)
                                            ===========   ==========   ===========     ==========    ===========    ========



                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               [RESTUBBED TABLE]

                                                MINIMUM                    NET UNREALIZED
                                                PENSION                    GAIN (LOSS) ON
                                                LIABILITY      TREASURY      SECURITIES          TOTAL
                                               ADJUSTMENT       STOCK      AVAILABLE FOR
                                                                                SALE
                                           -------------------------------------------------------------




Balances, April 1, 1994                        $                $                 $            $6,992,114

  Effect of adopting SFAS
   No. 115, net of applicable
   deferred income taxes of
   $792                                                                             (1,536)        (1,536)
  Net income for the year
   ended March 31, 1995                                                                           423,007
  Change in unrealized gain
   (loss) on available for
   sale securities, net of
   applicable deferred income
   taxes of $14,176                                                                (27,520)       (27,520)
                                              -----------       ----------    ------------    -----------

Balances, March 31, 1995                                                           (29,056)     7,386,065

  Net income for the year
   ended March 31, 1996                                                                           292,632
  Common stock issued in
   conversion, net of costs                                                                    12,717,352
  Contribution for unearned
   ESOP shares                                                                                 (1,058,000)
  ESOP shares earned                                                                               59,671
  Change in unrealized gain
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $59,418                                                115,341        115,341
  Excess of minimum pension
   liability over recognized prior
   service cost on directors
   retirement plan                                (12,798)                                        (12,798)
                                              -----------       ----------    ------------    -----------

Balances, March 31, 1996                          (12,798)                          86,285     19,500,263

  Net income for the year
   ended March 31, 1997                                                                           622,619
  Cash dividends paid
   ($.13 per share)                                                                              (158,287)
  ESOP shares earned                                                                              101,653
  Shares repurchased for
   Recognition and Retention
   Plan - 52,900 shares, of
   which 2,550 shares were
   unallocated at March 31,
   1997 ($11.75 per share)                                         (29,963)                      (621,575)
  RRP shares earned                                                                                68,604
  Amortization of minimum
   pension liability adjustment                     1,422                                           1,422
  Changes in unrealized gain
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of
   $74,644                                                                        (144,899)      (144,899)
                                              -----------       ----------    ------------    -----------
Balances, March 31, 1997                      ($   11,376)     ($   29,963)       ($58,614)   $19,369,800
                                               ==========       ==========    ============    ===========


NOTE: The accompanying notes are an integral part of these consolidated financial statements.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (Continued)

OPERATING ACTIVITIES                                                              1997                1996                 1995
                                                                            -----------------------------------------------------
  Net income                                                                $    622,619         $    292,632        $    423,007
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                             196,515               57,801              52,912
       Provision for loan losses                                                 105,000              168,000             132,939
       Provision for loss on foreclosed real estate                               43,500                 --                 7,853
       Loss (gain) on sale of mortgage-backed securities                          22,664           (   53,099)               --
       Loss (gain) on sale of investment securities                           (   54,909)              16,793                --
       Net amortization (accretion) of  mortgage-backed
          and investment securities                                               31,564                2,823         (    21,687)
       Federal Home Loan Bank stock dividend                                  (   52,200)          (   40,900)        (    34,400)
       Deferred income tax (benefit) expense                                      66,942           (    8,148)        (    15,808)
       Loss (gain) on sale of foreclosed real estate                               1,377           (   24,112)        (     7,731)
       ESOP shares earned                                                        101,653               59,671                --
      RRP shares earned                                                           68,604                 --                  --
      Amortization of goodwill                                                    61,590                 --                  --
   Decrease (increase) in:
       Accrued interest receivable                                                51,406           (   51,780)        (    80,677)
       Other assets                                                              141,976           (  100,731)        (    39,865)
   Increase (decrease) in:
       Accrued interest payable                                               (   74,269)              27,076              55,789
       Accrued income taxes                                                       90,588                 --           (     5,868)
       Other liabilities                                                      (  175,062)             127,631              20,257
                                                                              ----------           ----------         -----------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                                 1,249,558              473,657             486,721
                                                                              ----------           ----------         -----------
INVESTING ACTIVITIES
  Investment securities:
    Held to maturity:
        Proceeds from sales, maturities and calls                                   --                   --               850,000
        Purchased                                                                   --                   --           ( 4,995,078)
     Available for sale:
        Proceeds from sales, maturities and calls                             14,405,708            6,880,500                --
        Purchased                                                            (10,606,627)          (4,850,000)               --
  Mortgage-backed securities:
    Held to maturity:
        Principal payments                                                          --                   --             1,462,598
        Purchased                                                                   --                   --           ( 5,806,262)
    Available for sale:
        Proceeds from sale                                                     3,230,925            7,175,371                --
        Principal payments                                                       265,709              686,543                --
        Purchased                                                             (5,044,048)          (2,509,776)               --
  Loans:
        Originations and principal payments, net                             (10,331,284)          (8,744,300)        ( 2,864,741)
        Purchased                                                                   --             (  275,000)               --
        Proceeds from sale of participating interest                                --                788,000                --
   Certificates of deposit with other banks:
        Proceeds from maturities                                                 290,000              501,266           1,397,975
        Purchased                                                                   --                   --           (    99,548)
    Proceeds from sale of foreclosed real estate                                  16,000              133,162              65,841
    Purchased office properties and equipment                                 (1,078,086)          (  451,184)        (   193,620)
    Purchased software                                                        (  131,844)                --                  --
    Cash and cash equivalents aquired in purchase of Bank subsidiary
        in excess of cash invested                                             4,411,002                 --                  --
                                                                              ----------           ----------         -----------
          NET CASH USED BY
          INVESTMENT ACTIVITIES                                               (4,572,545)          (  665,418)        (10,182,835)
                                                                              ----------           ----------         -----------

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (Continued)

                                                                                  1997                1996                 1995
                                                                            -----------------------------------------------------
FINANCING ACTIVITIES
 Net change in deposits                                                          $  1,479,663     ($ 2,309,277)    ($ 3,134,488)
 Federal Home Loan Bank borrowings                                                 18,200,000        3,175,000        4,800,000
 Repayment of Federal Home Loan Bank borrowings                                   (13,450,000)    (  7,975,000)            --
 Long-term borrowings                                                                 700,000             --               --
 Repayment of long-term borrowings                                                (    50,000)            --               --
 Decrease in securities sold under agreements to repurchase                       (   327,477)            --               --
 Decrease in term treasury tax and loan borrowings                                (   138,490)            --               --
 Shares purchased for RRP                                                         (   621,575)            --               --
 Dividends Paid                                                                   (   158,287)            --               --
 Sale of common stock, net of costs                                                      --         11,659,352             --
                                                                                 ------------     ------------     ------------
          NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                               5,633,834        4,550,075        1,665,512
                                                                                 ------------     ------------     ------------
Net change in cash and cash equivalents                                             2,310,847        4,358,314       (8,030,602)
Cash and cash equivalents, Beginning of year                                        6,523,462        2,165,148       10,195,750
                                                                                 ------------     ------------     ------------
Cash and cash equivalents, End of year                                           $  8,834,309     $  6,523,462     $  2,165,148
                                                                                 ============     ============     ============
Additional cash flows and supplementary information
   Cash paid during the year for:
       Interest on deposits and borrowings                                       $  1,113,691     $  1,217,000     $  1,095,000
       Income taxes                                                              $     62,862             --       $    143,322
     Assets aquired in settlement of loans                                       $     37,904     $     72,500     $    107,513
     Net unrealized gain (loss) on securities available for sale                 $    144,899     $    115,341     $     29,056
     Common stock issued to ESOP leveraged with an employer loan                         --       $  1,058,000             --
     Liabilities assumed and cash paid in acquisition of
        First Paintsville Bancshares                                             $ 69,660,895             --               --
     Fair value of assets received                                               $ 66,572,916             --               --
     Amount assigned to goodwill                                                 $  3,087,979             --               --


NOTE: The accompanying notes are an integral part of these consolidated financial statements.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. Organization

      Classic Bancshares, Inc. (the "Corporation") was organized as a savings and loan holding company primarily for the purpose of acquiring and owning all of the outstanding common stock of Classic Bank (formerly Ashland Federal Savings Bank).

      As more fully described in Note 3, on September 30, 1996, Classic Bancshares, Inc. became a bank holding company upon its acquisition of 100% of the outstanding common stock of First National Bank of Paintsville (First National).

      Classic Bank and First National (the "Banks") conduct a general commercial banking business in eastern Kentucky which consists of attracting deposits from the general public and using those funds, together with other funds, to originate residential, consumer and nonresidential loans, primarily in their market area.

      The Banks' revenues are derived principally from interest earned on loans and to a lesser extent, from interest earned on investments and service fees on loans and deposit accounts. The operations of the Banks are influenced significantly by general economic conditions and by policies of financial institutions regulatory agencies. The Banks' cost of funds are influenced by interest rates on competing investments and general market rates. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

      The Banks' net interest income is dependent primarily upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Banks, like most financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities mature or reprice at different times, or on a different basis, than their interest earning asset.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation and environmental liabilities, based on currently available information. Changes in facts and circumstances may result in revised estimates.

      The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

   B. Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation, the Banks, and Classic Bank's wholly owned inactive subsidiary, AFS Corporation. All significant intercompany balances and transactions have been eliminated.

   C. Investment Securities and Mortgage-Backed and Related Securities

      Effective April 1, 1994, management adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments in securities and mortgage-backed and related securities are classified in three categories and accounted for as follows:

         Held to Maturity. Debt securities for which the Banks have the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income over the period to maturity, using the level yield method.

          Trading securities. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. The Banks do not hold any securities which would be classified as trading securities pursuant to SFAS No. 115.

         Available for Sale. Securities available for sale consist of debt securities not classified as securities to be held to maturity or trading securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of equity until realized. Gains and losses on the sale of debt securities available for sale are determined using the specific identification method.

      The initial effect upon the adoption at April 1, 1994 of this change in accounting for investment securities and mortgage-backed and related securities was $1,536, net of applicable deferred income taxes of $792, and is reported separately as a component of equity. Prior to April 1, 1994, investment securities and mortgage-backed and related securities were considered held for investment and were carried at cost, adjusted for amortization of premium and accretion of discounts over the life of the security using the level yield method.

      During the fourth quarter of 1995, the Financial Accounting Standards Board allowed financial statement preparers a one-time opportunity to reassess the classifications of securities accounted for under SFAS No.
      115. As a result of this reassessment, Classic Bank reclassified $9.7 million of held-to-maturity securities and mortgage-backed and related securities to available for sale securities. In connection with this reclassification, gross unrealized gains of $411,655 and gross unrealized losses of $41,371 were recorded in available-for-sale securities and in stockholders' equity (on a net of tax basis).

      Mortgage-backed and related securities are subject to prepayment, which affects the yield and effective maturity of the investment. The Banks do not purchase mortgage-backed and related securities with significant premiums in order to minimize the effects of prepayments.

   D. Loans Receivable, Net

       Loans receivable, net are stated at unpaid principal balances, less the allowance for loan losses, plus or minus net deferred loan origination costs or fees, and the undisbursed portion of loans in process.

      It is the Corporation's policy to establish an allowance for loan losses for the purpose of absorbing losses associated with the loan portfolio. All actual loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Management evaluates the carrying value of loans periodically in order to evaluate the adequacy of the allowance. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if the assumptions used in making the evaluations require material revision.

      The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

   E. Loan Origination Fees

      Loan fees are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91. SFAS No. 91 requires loan origination fees and certain related direct loan origination costs be offset and the resulting net

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   E. Loan Origination Fees (continued)

      amount be deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, using the level yield method.

   F. Foreclosed Real Estate

      Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is six months.

   G. Premises and Equipment

      Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

   H. Goodwill and Other Intangibles

      Goodwill resulting from the acquisition of First National totaled approximately $3.1 million and is being amortized over a twenty-five year period using the straight-line method.

      Management periodically evaluates the carrying value of these intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

      In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Corporation adopted SFAS No. 121 effective April 1, 1996, as required, without material effect on consolidated financial condition or results of operations.

   I. Federal Income Taxes

      The Corporation accounts for federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No.109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

      The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, the general loan loss allowance, and certain components of retirement expense. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

   J. Earnings Per Share

      Earnings per common and common equivalent share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents considered outstanding. Stock options are regarded as common stock equivalents, and therefore are considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method.

      Earnings per share calculations for the year of conversion are not meaningful and accordingly are not presented. Earnings per share calculations were not applicable prior to the stock conversion.

   K. Impact of Recent Accounting Pronouncements

      In October 1994, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, the disclosure requirements of SFAS No. 119 will have no material effect on the Corporation's consolidated financial condition or results of operations, as the Corporation does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

      In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management adopted SFAS No. 121 on April 1, 1996, as required, without material effect on the Corporation's consolidated financial position or results of operations.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   K. Impact of Recent Accounting Pronouncements (continued)

      components of the transaction based on their relative fair values. SFAS NO.125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

      An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

      SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

      SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adopting of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

      In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" that establishes standards for computing and presenting earnings per share
      (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously in APB Opinion No. 15. "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management does not expect the implementation of SFAS No. 128 to have a material impact on the Corporation's consolidated financial statements.

   L. Financial Instruments

      All derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

      Other off-balance-sheet instruments. In the ordinary course of business the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

   M. Fair Values of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Corporation disclose estimated fair values for its financial instruments. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Corporation.

      The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments:

      Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

      Certificates of deposit with other financial institutions - For certificates of deposit with a remaining term of 90 days or less, the fair values are based on carrying amounts. The fair values for other certificates of deposit are estimated using discounted cash flow analysis, based on interest rates currently being offered by financial institutions with similar credit quality.

      Securities available for sale - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities (Federal Home Loan Bank and Federal Reserve Bank stock) represents redemption value and approximates fair value.

      Mortgage-backed and related securities available for sale - Fair values for mortgage-backed and related securities are based on quoted market prices or dealer quotes.

      Loans - The fair values for loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

      Accrued interest receivable and payable - The carrying amounts of accrued interest approximate their fair values.

      Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amount of variable-rate, fixed- term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Federal Home Loan Bank advances - The fair value of FHLB advances was estimated by discounting the expected future cash flows using current interest rates as of March 31, 1997, for advances with similar terms and remaining maturities.

      Short-term borrowings - The carrying amounts of borrowings under repurchase agreements and other short-term borrowings approximates their fair value.

      Long-term debt - The fair value of long-term debt was estimated by discounting the expected future cash flows using current interest rates at March 31, 1997, for loans with similar terms and remaining maturities.

      Off-balance-sheet instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparts' credit standing. The fair value of such off-balance-sheet instruments are immaterial and, therefore, not disclosed.

   N. Cash and Cash Equivalents

      For the purposes of reporting consolidated cash flows, the Corporation considers cash, balances with banks, federal funds sold, securities purchased under agreements to resell and interest-bearing cash deposits in other depository institutions with initial maturities of three months or less to be cash equivalents.

   O. Advertising Costs

      Advertising costs are expensed when incurred.

   P. Reclassifications

      Certain presentations of accounts previously reported have been reclassified in these consolidated financial statements. Such reclassifications had no effect on net income or retained income as previously reported.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2: CONVERSION

      Classic Bank (formerly Ashland Federal) converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank on December 28, 1995, and issued all of its common stock to the Corporation. Concurrently with the conversion, the Corporation issued 1,322,500 shares of Corporation common stock par value $.01, at $10.00 per share. Net proceeds of the Corporation's stock issuance, after costs, were approximately $12,700,000.

NOTE 3: ACQUISITION

      On September 30, 1996, the Corporation acquired 100% of the common stock of First Paintsville Bancshares, Inc. utilizing the purchase method of accounting. First Paintsville was dissolved upon consummation of the transaction, with First Paintsville's banking subsidiary, First National Bank of Paintsville, continuing operations as a wholly-owned subsidiary of the Corporation. The fair value of First National's assets at September 30, 1996 totaled approximately $66.6 million.

      The results of First National's operations subsequent to September 30, 1996, are included in the consolidated financial statements. The Corporation paid $10,208,010 in cash, with $3,087,979 excess of the fair value of liabilities assumed over assets received, assigned to goodwill.

      Presented below are unaudited pro-forma condensed consolidated results of operations for the years ended March 31, 1997 and 1996 assuming the acquisition had occurred at the beginning of the fiscal year ended March 31, 1996.

                                     1997            1996
                                     ----            ----
                            (In thousands except per share amounts)
      Net interest income            $4,772       $3,964
      Net income                     $  670       $  671
      Earnings per share             $  .54       $  .54

NOTE 4: INVESTMENT SECURITIES

      Investment securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 1997 and 1996 are as follows:

                                                    Gross           Gross         Estimated
                                   Amortized      Unrealized      Unrealized        Fair
                                     Cost           Gains           Losses          Value
                                ------------    ------------     ------------     ------------
 Available-for-sale

March 31, 1997:
U.S. Treasury securities        $  1,501,368    $      8,746     ($     7,622)    $  1,502,492
U.S. Gov't Agency Securities      14,962,533          29,329         (177,088)      14,814,774
Obligations of state and
 political subdivisions            6,944,587         168,887          (56,143)       7,057,331
                                ------------    ------------     ------------     ------------
                                $ 23,408,488    $    206,962     ($   240,853)    $ 23,374,597
                                ============    ============     ============     ============


March 31, 1996:
U.S. Treasury securities        $  1,245,043    $     20,897              $--     $  1,265,940
U.S. Gov't Agency Securities       4,499,079           5,200          (88,546)       4,415,733
Obligations of state and
 political subdivisions            4,527,650         229,761             (639)       4,756,772
                                ------------    ------------     ------------     ------------
                                $ 10,271,772    $    255,858     ($    89,185)    $ 10,438,445
                                ============    ============     ============     ============

      Gross realized gains and gross realized losses on the sale of available-for-sale securities were $78,041 and $23,132, respectively for the year ended March 31, 1997 and $4,707 and $21,500, respectively for the year ended March 31, 1996.

      The amortized cost and estimated fair value of investment securities at March 31, 1997, by contractual maturity, are as follows:

                                                                   Estimated
                                                 Amortized           Fair
                                                   Cost              Value
                                               -----------         -----------

      Due in one year or less                $  1,243,830        $  1,250,127
      Due after one year through five years     5,686,616           5,693,733
      Due after five years through ten years    8,249,521           8,166,930
      Due after ten years                       8,228,521           8,263,807
                                              -----------         -----------
                                              $23,408,488         $23,374,597
                                              ===========         ===========

      Investment securities carried at approximately $10,178,275 at March 31, 1997 and $385,000 at March 31, 1996, were pledged to secure deposits of public funds and for other purposes required or permitted by law.

      Accrued interest receivable includes $295,548 and $171,037 for the years ended March 31, 1997 and 1996, respectively, relating to investment securities.

NOTE 5:  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

      The Banks entered into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell at March 31, 1997, consists of U.S. Government Agency securities. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the statement of financial condition. The securities underlying the agreements are book-entry securities. The securities are appropriately segregated under a written agreement that explicitly recognizes the Banks' interest in the securities. At March 31, 1997, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer. Securities purchased under agreements to resell averaged approximately $127,625 during the fiscal year ended March 31, 1997, and the maximum amounts outstanding at any month-end during the period was $233,333.

NOTE 6:  MORTGAGE-BACKED AND RELATED SECURITIES

      Mortgage-backed and related securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values at March 31, 1997 and 1996 are as follows:

                                       Gross             Gross        Estimated
                        Amortized    Unrealized       Unrealized        Fair
                          Cost         Gains            Losses          Value
                     -----------    -----------     -----------     -----------
 Available-for-sale

March 31, 1997:
FNMA                 $ 2,945,324    $    20,982     $      --       $ 2,966,306
FHLMC                  2,560,410           --           (39,642)      2,520,768
Other                    417,436           --            (6,075)        411,361
REMICS:
   FHLMC and FNMA      2,016,584                        (30,184)      1,986,400
                     -----------    -----------     -----------     -----------
                     $ 7,939,754    $    20,982     ($   75,901)    $ 7,884,835
                     ===========    ===========     ===========     ===========


March 31, 1996:
FHLMC                $   371,222    $      --       ($    6,166)    $   365,056
Other                    484,338           --            (4,575)        479,763
REMICS:
   FHLMC and FNMA      2,020,717           --           (25,197)      1,995,520
                     -----------    -----------     -----------     -----------
                     $ 2,876,277    $      --       ($   35,938)    $ 2,840,339
                     ===========    ===========     ===========     ===========


      Gross realized gains and gross realized losses on the sale of mortgage-backed and related securities available for sale were $8,171 and $30,835, respectively, for the year ended March 31, 1997, and $164,725 and $111,626, respectively, for the year ended March 31, 1996. Gross proceeds from sales were $3,230,925 and $7,175,371 for the years ended March 31, 1997 and 1996, respectively.

      The amortized cost of mortgage-backed and related securities includes unamortized premiums of $93,848 and $32,233 and unearned discounts of $50,605 and $0 at March 31, 1997 and 1996, respectively.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6:  MORTGAGE-BACKED AND RELATED SECURITIES (continued)

      Mortgage-backed and related securities with adjustable rates totaled $3,362,760 and $470,000 at March 31, 1997 and 1996, respectively.

      Accrued interest receivable includes $45,309 and $18,537, at March 31, 1997 and 1996, respectively, related to mortgage-backed and related securities.

NOTE 7:  LOANS RECEIVABLE

      The components of loans in the consolidated statements of financial condition were as follows:

                                                  March 31
                                            1997          1996
                                         --------    --------
                                            (In Thousands)
      Real estate loans:
        One-to-four family               $ 62,413    $ 38,944
        Commercial                          6,877       2,509
        Multi-family                        1,104         215
        Construction                          832       1,132
      Consumer Loans:
        Secured by deposits                   433         389
        Credit card                           256        --
        Installment                         5,452        --
        Other                                 697         229
      Commercial loans                      4,794       1,063
                                         --------    --------
          Total loans receivable           82,858      44,481

      Less:
        Undisbursed loans in process            6         504
        Unearned discounts and loan
          origination costs                   323         (31)
        Allowance for loan losses             801         286
                                         --------    --------
          Total loans receivable, net    $ 81,728    $ 43,722
                                         ========    ========

      Loans with adjustable rates totaled $41.4 million and $26.9 million at March 31, 1997 and 1996, respectively.

      Accrued interest receivable includes $332,296 and $109,204 at March 31, 1997 and 1996, respectively, related to loans receivable.

      Activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                          1997         1996           1995
                                      ---------     ---------     ---------
      Balance at beginning of year    $ 286,384     $ 311,785     $ 318,398
      Provision for losses              105,000       168,000       132,939
      Allowance resulting from
         acquisition                    525,887          --            --
      Charge-off                       (154,610)     (214,291)     (148,730)
      Recoveries                         38,519        20,890         9,178
                                      ---------     ---------     ---------
      Balance at end of year          $ 801,180     $ 286,384     $ 311,785
                                      =========     =========     =========

      The following is a summary of non-performing loans at March 31:

                                         1997        1996       1995
                                         ----        ----       ----
                                               (In Thousands)
      Accruing loans past due 90 days
       or more                           $157     $--      $ 60
      Nonaccrual loans                    559      595      748
                                        -----     ----     ----
      Total non-performing loan
       balances at year end              $716     $595     $808
                                         ====     ====     ====

      Non-performing loans as a
       percentage of loans                .88%    1.36%    2.26%
                                         ====     ====     ====

      In the normal course of business and subject to normal credit policies, the Banks make loans to officers, directors, their immediate family and business interests of such persons. At March 31, 1997 and 1996, the balances of loans to such parties were as follows:

                                                  1997            1996
                                             -----------     -----------
      Aggregate amount of indebtedness
       at beginning of year                  $   766,823     $   210,358

       Beginning balance of acquired Bank      1,700,581            --
       New loans                               2,912,845         804,572
       Repayments                             (1,260,144)       (103,508)
       Loans of retiring officers                   --          (144,599)
                                             -----------     -----------
       Aggregate amount of indebtedness
          at end of year                     $ 4,120,105     $   766,823
                                             ===========     ===========

NOTE 8:  PREMISES AND EQUIPMENT

      Premises and equipment at March 31, 1997 and 1996 by major classifications are as follows:

                                              1997       1996
                                        ----------    ----------
      Land                              $  885,750    $   99,550
      Buildings and improvements         1,993,679       476,627
      Furniture and equipment            2,205,458       667,716
      Automobiles                          119,886        25,364
                                        ----------    ----------
      TOTAL                              5,204,773     1,269,257
      Less: Accumulated depreciation     1,907,757       545,327
                                        ----------    ----------
                                        $3,297,016    $  723,930
                                        ==========    ==========

      Depreciation expense charged to operations for the years ended March 31, 1997, 1996 and 1995 totaled $167,378, $57,801 and $52,912, respectively.

NOTE 9:  DEPOSITS

      The aggregate amount of short-term jumbo certificates of deposit each with a minimum denomination of $100,000 or more was approximately $13,604,925 and $6,907,000 at March 31, 1997 and 1996, respectively.

      At March 31, 1997, the scheduled maturities of certificates of deposit were as follows for the years ending March 31:

            1998                                      $44,145,885
            1999                                       12,082,564
            2000                                        3,607,698
            2001                                          767,003
            2002 and thereafter                           135,079
                                                      -----------
                                                      $60,738,229
                                                      ===========


NOTE 10:  LONG-TERM DEBT

      Long-term debt at March 31, 1997 consisted of a $650,000 note payable, due in quarterly installments of $25,000, plus interest at prime. The note dated September 30, 1996 is uncollateralized and matures September 30, 2003. The interest rate at March 31, 1997 was 8.25%.

      Scheduled principal payments for the years ending March 31, are as follows:

            1998                                     $  100,000
            1999                                        100,000
            2000                                        100,000
            2001                                        100,000
            2002 and thereafter                         250,000
                                                     ----------
                                                     $  650,000
                                                     ==========

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank of Cincinnati, Ohio, all with fixed interest rates and collateralized at March 31, 1997, by a blanket pledge of one-to-four family residential mortgage loans totaling $7.125 million, as well as the Federal Home Loan Bank stock of Classic Bank are summarized as follows:

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK (continued)

                                                  Balance
         Interest Rate       Maturity Date     March 31, 1997
         -------------       -------------     --------------

            5.90%             6-18-97           $1,500,000
            6.20%             9-18-97            1,500,000
            5.89%            12-17-97            1,000,000
            6.35%             3-17-98              750,000
                                                ----------
                                                $4,750,000
                                                ==========

NOTE 12: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase totaled $4,955,766 at March 31, 1997.

      Information concerning securities sold under agreements to repurchase is summarized as follows:

           Average balance during the year                    $2,516,580
           Average interest rate during the year                    5.10%
           Maximum month-end balance during the year          $5,285,466

      U.S. Government Agency securities underlying the agreements at year-end:

           Carrying value                                    $5,044,000
           Estimated fair value                              $5,039,100

      Securities sold under agreements to repurchase at March 31, 1997, had a maturity of one day.

NOTE 13: OTHER BORROWINGS

      Other borrowings consist of term treasury tax and loan deposits and are generally repaid within one to twenty days from the date of the transaction. Securities with a carrying value of $1,483,816 and a market value of $1,485,109, were pledged at March 31, 1997, as collateral for treasury tax and loan deposits.

NOTE 14: INCOME TAXES

      The provision for income taxes consists of:

                                             Years Ended March 31,
                                         1997            1996       1995
                                       --------        -------    -------
      Currently payable - Federal      $152,626        $38,194    $68,681
                        - State             825          2,129         --
      Deferred          - Federal        66,942        ( 8,148)  ( 15,808)
                        - State              --             --         --
                                       --------        -------    -------
                                       $220,393        $32,175    $52,873
                                       ========        =======    =======

      The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income taxes:

                                                Years Ended March 31,
                                          1997          1996        1995
                                       --------        -------    -------
      Tax at statutory rate                34.0%         34.0%       34.0%
      Tax exempt income                   (12.5)        (30.6)      (21.6)
      Non-deductible expenses               4.6           5.8       ( 1.3)
      State income taxes                     --            .7          --
                                       --------        -------    -------
                                           26.1%          9.9%       11.1%
                                       ========        =======    =======

      The components of the Corporation's net deferred tax asset (liability) as of March 31, 1997 and 1996, are summarized as follows:

                                                1997       1996
                                             --------    --------
      Deferred tax assets:
        Loans and loan loss allowance        $171,030    $ 97,370
        AMT credit carryfoward                 78,810     107,858
        Net unrealized loss on available-
           for-sale securities                 30,195        --
        Retirement and incentive programs        --         7,946
        Foreclosed real estate                 32,489        --
        Other assets                           29,075       8,804
                                             --------    --------
                                              341,599     221,978
                                             ========    ========

      Deferred tax liabilities:
        Federal Home Loan Bank stock dividends    (154,666)    (128,656)
        Premises and equipment                    (349,234)      (9,839)
        Retirement and incentive programs          (95,368)         (--)
        Accretion on securities                     (4,323)      (2,270)
        Deferred loan origination costs            (13,308)     (10,583)
        Net unrealized gain on available-
           for-sale securities                          --      (44,450)
        Other liabilities                           (8,787)          --
                                                 ---------      --------
                                                  (625,686)    (195,798)
                                                 ---------      --------
        Valuation allowance                             --           --
                                                 ---------      --------

      Net deferred tax asset (liability)         ($284,087)     $ 26,180
                                                 =========      ========

      The Corporation had available at March 31, 1997, alternative minimum tax credit carryforwards for tax purposes of approximately $78,810 which may be carried forward indefinitely and used to reduce federal income taxes.

      In computing federal income taxes, savings institutions, such as Classic Bank, are allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. Due to the limitation based on the level of deposits outstanding and retained earnings, the Bank's bad debt deduction for the years 1997, 1996 and 1995 was limited to net charge-offs under the experience method. As of March 31, 1997, appropriations of retained earnings representing bad debt deductions were approximately $1,866,851. If these tax bad debt deductions are used for purposes other than loan losses, the amount used will be subject to Federal income taxes at the prevailing corporate rates.

      The provisions of SFAS No. 109 require the Bank to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. The Bank's base year tax bad debt reserves at March 31, 1997 are approximately $1,866,851. The estimated deferred tax liability on such amount is approximately $634,729 which has not been recorded in the accompanying consolidated financial statements.

NOTE 15: FINANCIAL INSTRUMENTS

      The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Banks' involvement in particular classes of financial instruments.

      The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

      Commitments to Extend Credit and Financial Guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks' experience has been that approximately 80 percent of loan commitments are drawn upon by customers. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include certificates of deposit and accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 15: FINANCIAL INSTRUMENTS (continued)

      Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit extend for one year and are automatically renewed unless notification is given to the third party of the Banks' intent to cancel. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold pledged certificates of deposit and personal guarantees as collateral supporting those letters of credit for which collateral is deemed necessary. The extent of collateral held for letters of credit at March 31, 1997, varies from zero percent to 100.0%; the average amount collateralized is 90 percent.

      The Banks have not been required to perform on any financial guarantees during the past three years. The Banks have not incurred any losses on their commitments in either 1997, 1996 or 1995.

      Based on the methods and assumptions set forth in Note 1, the estimated fair value of the Corporation's financial instruments are as follows:

                                                       March 31
                                         --------------------------------------
                                                1997                1996
                                         ----------------     -----------------
                                         Carrying   Fair      Carrying   Fair
                                          Value     Value      Value    Value
                                                    (In Thousands)
      Financial Assets:
       Cash and due from banks          $ 3,309    $ 3,309    $ 1,532    $ 1,532
       Federal funds sold and
        securities purchased under
        agreements to resell              5,525      5,525        975        975
       Certificates of deposit with
        other financial institutions        293        292      4,600      4,596
       Securities available-for-sale     23,375     23,375     10,438     10,438
       Mortgage-backed securities
        available-for-sale                7,885      7,885      2,840      2,840
       Federal Home Loan Bank and
        Federal Reserve Bank stock        1,015      1,015        621        621
       Loans receivable, net             81,727     79,359     43,722     42,633
       Accrued interest receivable          690        690        332        332

      Financial Liabilities:
       Certificates of deposit          $60,738    $60,843    $38,008    $38,311
       Other deposit accounts            39,781     39,781      8,192      8,192
       Securities sold under
        agreements to repurchase          4,956      4,956       --         --
       Advances from the Federal
        Home Loan Bank                    4,750      4,751       --         --
       Other short-term borrowings          429        429       --         --
       Accrued interest payable             218        218        140        140
       Long-term debt                       650        650       --         --

       A summary of the notional amounts of the Banks' financial instruments with off-balance-sheet risk at March 31, 1997, follows:

                                                     Notional
                                                      Amount
                                                   ----------
          Commitments to extend credit             $4,087,050
          Credit card arrangements                    561,418
          Standby letters of credit                   174,250
                                                   ----------
                                                   $4,822,718
                                                   ==========

       Commitments to extend credit at March 31, 1997 included $2,833,033 of adjustable rate loan commitments and unused credit lines.

NOTE 16: COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Banks have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

NOTE 17: SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT

      All of the Banks' loans, commitments and standby letters of credit have been granted to customers in the Banks' market area. Investments in state and municipal securities primarily involve government entities within the Banks' market area. The concentration of credit by type of loan are set forth in Note 7.

      The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

      The contractual amounts of credit-related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless.

      The Banks' credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant risk to the Bank.

NOTE 18: BENEFIT PLANS

      Classic Bank participates in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees meeting certain service and age requirements. The plan operates on a fiscal year ending on June 30, and it is the policy of the Bank to fund the normal cost of the plan. Contributions to the plan for the years ended March 31, 1997, 1996 and 1995 were $15,055, $12,219 and $31,742, respectively. The data available from the plan administrators is not sufficient to determine the Bank's share of the pension plan's accumulated benefit obligation or the net assets attributable to the Bank.

      First National Bank has a non-contributory defined benefit pension plan covering all eligible First National employees. The plan's benefit formula is the projected unit credit cost method which encompasses future salary levels and participants years of service.

      Net pension costs for First National Bank's plan include the following components from the date of its acquisition (September 30, 1996) through March 31, 1997.

      Service cost                                   $      0
      Interest cost                                    25,630
      Actual return on assets                         (89,133)
      Net amortization, deferral and other             48,554
                                                     --------

      Net pension cost (gain)                        ($14,949)
                                                     ========

      The following table sets forth the First National Bank's plan funded status and amounts recognized in the consolidated statements of financial condition at March 31, 1997:

      Actuarial present value of benefit obligations:
         Vested                                          $   572,654
         Non-vested                                           10,421
                                                         -----------
      Accumulated benefit obligation                     $   583,075
                                                         ===========

      Projected benefit obligation                       $   747,425
      Plan assets at fair value                            1,240,286
                                                         -----------

      Projected benefit obligation less
      than plan assets                                       492,861

      Unrecognized net gain                                  (86,438)
                                                         -----------

      Prepaid pension cost recognized in the
      consolidated statement of financial condition      $   406,423
                                                         ===========

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18: BENEFIT PLANS (continued)

      The unrecognized gains are being amortized on a straight-line basis over the career working lifetimes of all participants. A discount rate of 7.0% was used to compute the actuarial present value of the accumulated and projected benefit obligations. The assumed rate of return on plan assets was 7.0%. The assumed rate of increase in future compensation levels was 4.0%.

      Non-employee directors of Classic Bank and Classic Banchshares, Inc. are eligible to participate in a retirement plan which provides benefits equal to approximately one-half of the monthly compensation paid to active directors for a period not to exceed the earlier of the number of months a participant served as director, or the participant's death. Directors must have a minimum of ten years of continuous service and serve until age 65 to participate in the directors retirement plan.

      The following table sets forth the directors' retirement plan's funded status and amounts recognized in the consolidated financial statements at March 31, 1997 and 1996:
                                                     1997         1996
                                                 ---------     ---------
      Actuarial present value of benefit
        obligations:
         Vested accumulated benefits             ($ 62,684)    ($ 45,148)
         Non-vested accumulated benefits           (40,204)      (14,522)
                                                 ---------     ---------
           Total accumulated benefits             (102,888)      (59,670)
      Unrecognized prior service cost being
       recognized over 10 years                     35,366        39,787
      Unrecognized net obligation being
       recognized over 10 years                     11,376        12,798
      Unrecognized net loss being recognized
       over 10 years                                40,437          --
      Adjustment to recognize minimum
       liability                                   (87,179)      (52,585)
                                                 ---------     ---------
           Accrued pension cost                  ($102,888)    ($ 59,670)
                                                 =========     =========
      Net pension cost includes the following
       components:
         Service costs - benefits earned
          during year                            $   5,739     $   3,752
      Interest cost on benefit obligation            6,071         4,090
      Amortization of prior service cost,
       net obligation and net loss                   5,843         5,843
      Other                                           (179)       (1,650)
                                                 ---------     ---------
           Net pension cost                      $  17,474     $  12,035
                                                 =========     =========

      A discount rate of 7% was used in determining net pension cost.

      Directors' retirement plan expense for the year ended March 31, 1995 amounted to $5,700.

      The disclosures required under SFAS No. 87 for the directors' retirement plan are not available at March 31, 1995.

      Effective September 30, 1995, Classic Bank entered into a non-qualified supplemental executive retirement agreement (agreement) with the Bank's chief executive officer which provides for the payment of a monthly supplemental retirement benefit equal to up to 24% of his average monthly compensation during the three highest 12-month periods in the ten years prior to retirement. Such benefit shall be payable upon normal retirement at age 65 or under certain circumstances, after age 55, if his termination is without cause. Upon the officer's death, 50% of the amount payable under the agreement shall be payable to his spouse until her death.

      The following table sets forth the supplemental executive retirement plan's funded status and amounts recognized in the consolidated financial statements at March 31, 1997 and 1996:

                                                  1997          1996
                                               --------      --------
      Accumulated vested benefit obligation    ($ 8,405)     ($ 3,713)
                                               ========      ========

      Projected benefit obligation             ($20,756)     ($ 9,699)
      Overaccrual                                (8,236)       (8,236)
                                               --------      --------

         Accrued retirement cost               ($28,992)     ($17,935)
                                               ========      ========

      Net retirement cost includes
       the following components:

         Service cost - benefits earned
          during the year                      $  9,699      $  9,699
         Interest cost                              635          --
         Other                                      723          --
         Overaccrual                               --           8,236
                                               --------      --------

           Net retirement cost                 $ 11,057      $ 17,935
                                               --------      --------

      Discount rate                                 7.0%          7.0%
                                               --------      --------

      Rate of increase in future
         compensation levels                        5.0%          5.0%
                                               ========      ========

      In conjunction with the stock conversion, the Corporation established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Corporation and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Banks' make scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares not committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the years ended March 31, 1997 and 1996 was $101,653 and $59,671, respectively.

      The ESOP shares at March 31, 1997 and 1996 are as follows:

                                            1997        1996
                                       ----------    ----------
      Allocated shares                 $   13,934    $    5,290
      Unearned shares                      91,866       100,510
                                       ----------    ----------
      Total ESOP shares                $  105,800    $  105,800
                                       ==========    ==========

      Fair value of unearned shares    $1,228,708    $1,109,719
                                       ==========    ==========

      On July 29, 1996, stockholders of the Corporation approved the 1996 Recognition and Retention Plan ("RRP"). Under the RRP, restricted stock awards of up to 4% of the common stock sold in the conversion may be awarded to the directors, officers and key employees of the Corporation and its subsidiaries. The Corporation completed the funding of the plan in September 1996 by purchasing 52,900 shares of common stock in the open market at a total cost of $621,575, which reduced consolidated stockholders equity. An initial award of 48,798 restricted shares was granted on July 29, 1996, of which 2,448 shares were subsequently forfeited under terms of the plan due to termination of service. On February 1, 1997, an additional award of 4,000 restricted shares was granted. Ungranted RRP shares (2,550) are included in treasury stock at cost.

      The holders of the restricted shares have all of the rights of a shareholder, except that they cannot sell, assign, pledge or transfer any of the restricted shares during the restricted period. The restricted shares vest at a rate of 20% on each anniversary of the grant date. RRP expense of $68,604 was recorded for the year ended March 31, 1997.

NOTE 19: STOCK OPTION PLAN

      On July 29, 1996, stockholders of the Corporation approved the 1996 Stock Option and Incentive Plan ("SOP"). Under the 1996 SOP 132,250 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. During the year ended March 31, 1997, options to purchase 112,447 and 19,750 shares were awarded to officers, directors and key employees at $10.8125 and $13.375 per share, respectively, the common stock's fair value on the grant dates. The options vest with the grantees at the rate of 20% per year, on each anniversary date of the grants and are available for exercise, subject to the vesting schedule, for up to ten years from the grant date.

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 19: STOCK OPTION PLAN (continued)

      Stock option activity under the 1996 SOP was as follows:

                                                    Year Ended
                                                 March 31, 1997
                                            ------------------------
                                                     Weighted Average
                                             Shares   Exercise Price
                                             ------   --------------
      Options outstanding at beginning
       of year                                   0       $   --
      Granted                                132,197     $11.20
      Exercised                                    0       --
      Forfeited                               (5,673)    $10.81
                                            --------
      Options outstanding at end of year     126,524     $11.21
                                            ========

        Eligible for exercise at year end          0
                                            ========

                         March 31, 1997 Options Outstanding
                         ----------------------------------
                                                  Average      Average
                  Range of          Number       Remaining     Option
               Exercise Price  Outstanding Life   (Years)      Price
               --------------  ----------------   -------      -----

              $10.81 To $13.38      126,524        9.5        $11.21

      Under APB No. 25, the 1996 SOP is "non-compensatory" and accordingly, no charge to earnings has been recorded. On a pro forma basis, under SFAS No.123, if the fair value of options granted during the year ended March 31,1997 had been charged to earnings, net income as recorded would have been reduced by $34,836. Earnings per common share as reported, would have been reduced by $0.03.

      The fair value of each option grant is estimated on the date of grant using a binomial option-pricing model with the following weighted average assumptions used for grants awarded in fiscal year 1997: dividend yield 3.0%; expected volatility of 30.0%; risk free interest rate of 6.63%; and expected lives of 7 years.

NOTE 20: REGULATORY CAPITAL REQUIREMENTS

      Classic Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). First National Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on each of the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require First National to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of March 31, 1997, that First National meets all capital adequacy requirements to which it is subject.

      As of June 30, 1996 (prior to acquisition by the Corporation), the most recent notification from the Office of the Comptroller of the Currency categorized First National as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      First National's actual capital amounts and ratios are also presented in the table.

                                                                            To Be Well
                                                                        Capitalized Under
                                                      For Capital       Prompt Corrective
                                      Actual        Adequacy Purposes   Action Provisions
                                -----------------   -----------------   -----------------
                                Amount      Ratio    Amount   Ratio      Amount    Ratio
                                ------      -----    ------   -----      ------    -----
      As of March 31, 1997:
        Total Capital
         (to Risk Weighted
         Assets)                $7,852      21.9%  *$2,863    *8.0%    *$3,579    *10.0%
        Tier I Capital
         (to Risk Weighted
         Assets)                $7,404      20.7%  *$1,432    *4.0%    *$2,147    * 6.0%
        Tier I Capital
         (to Average Assets)    $7,404      11.2%  *$2,644    *4.0%    * 3,305    * 5.0%

       * Greater than or equal to.

      The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Classic Bank's excess regulatory capital position as a result of this proposed change in the regulatory capital requirement. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, Classic Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

      As of September 30, 1996, the most recent notification from the OTS categorized Classic Bank as well capitalized under the framework for prompt corrective action. To be categorized as "well-capitalized", Classic Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      As of March 31, 1997, management believes that Classic Bank meets all capital adequacy requirements to which it is subject.

                                                                            To Be Well
                                                                        Capitalized Under
                                                      For Capital       Prompt Corrective
                                      Actual        Adequacy Purposes   Action Provisions
                                -----------------   -----------------   -----------------
                                Amount      Ratio    Amount   Ratio      Amount    Ratio
                                ------      -----    ------   -----      ------    -----
       Tangible capital        $7,602       12.0%   *$  949  *1.5%     *$3,163    * 5.0%
       Core capital            $7,602       12.0%   *$1,898  *3.0%     *$3,795    * 6.0%
       Risk-based capital      $7,922       25.6%   *$2,471  *8.0%     *$3,089    *10.0%

       * Greater than or equal to.

       The Corporation is not subject to any regulatory restrictions on the payment of dividends to its stockholders. The Office of Thrift Supervision ("OTS") regulations provide that a savings institution, such as Classic Bank, which meets fully phased-in capital requirements and is subject only to "normal supervision" may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. Any additional amount of capital distributions would require prior regulatory approval. A savings institution failing to meet current capital standards may only pay dividends with supervisory approval.

       First National is also subject to regulatory restrictions on the payment of dividends to the Corporation. At March 31, 1997, approximately $222,800 of First National's retained earnings was potentially available for distribution to the Corporation.

      At the time of conversion, a liquidation account was established in an amount equal to Classic Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation (and only in such event), each

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20: REGULATORY CAPITAL REQUIREMENTS (continued) eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $7,398,000.

NOTE 21: LEGISLATIVE DEVELOPMENTS

      The deposit accounts for Classic Bank and of other savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks such as First National are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the fund, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

      Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Classic Bank held $48.1 million in deposits at March 31, 1995, resulting in an assessment of approximately $316,258, or $208,730 after tax, which was charged to operations in the year ended March 31, 1997.

      A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulations of thrifts prior to the merger of the deposit insurance funds. As a result, Classic Bank would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks.

NOTE 22: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

      The following condensed statements of financial condition as of March 31, 1997 and 1996, and the related condensed statements of operations and cash flows for the year ended March 31, 1997 and for the period from December 28, 1995 through March 31, 1996 for Classic Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto:

      Statements of Financial Condition           March 31, 1997  March 31, 1996
      ---------------------------------           --------------  --------------
      Assets
        Cash and temporary investments             $  1,085,874    $  5,365,459
        Accrued interest receivable                       7,070          13,891
        Note receivable - ESOP                          925,750         991,875
        Equity in net assets of Bank Subsidiaries    10,535,325       5,541,975
        Deferred income taxes                              --             9,494
        Other assets                                    239,436         105,388
                                                   ------------    ------------
      Total Assets                                 $ 12,793,455    $ 12,028,082
                                                   ============    ============
      Liabilities
        Notes payable                                   650,000            --
        Accounts payable and accrued
           expenses                                     122,046          70,102
        Accrued income taxes                             90,588          24,960
                                                   ------------    ------------
      Total Liabilities                                 862,634          95,062
                                                   ------------    ------------
      Stockholders' Equity
        Common stock                                     13,225          13,225
        Additional paid-in capital                   12,667,174      12,704,127
        Retained earnings                               685,100         220,768
        Treasury stock                                  (29,963)           --
        Unearned ESOP shares                           (918,660)     (1,005,100)
        Unearned RRP shares                            (486,055)           --
                                                   ------------    ------------
      Total Stockholders' Equity                   $ 11,930,821    $ 11,933,020
                                                   ============    ============
      Total Liabilities and Stockholders' Equity   $ 12,793,455    $ 12,028,082
                                                   ============    ============

                                                                  Period From
                                                                 Dec. 28, 1995
                                                                    Through
      Statements of Operations                 March 31, 1997    March 31, 1996
      ------------------------                 --------------    --------------
      Income
        Equity in undistributed earnings
          of bank subsidiaries                       $222,881         $188,399
        Dividends from Bank subsidiaries              387,018             --
        Interest income                               204,633           79,014
                                                     --------         --------
      Total Income                                    814,532          267,413
                                                     --------         --------
      Expenses
        Interest expense                             $ 28,520         $   --
        Legal and accounting fees                      47,315           15,336
        Corporate management fees                      30,420            7,605
        Printing and supplies                          29,462             --
        Other professional services                    22,088             --
        Other expenses                                 26,206            8,488
                                                     --------         --------
      Total Expenses                                  184,011           31,429
                                                     --------         --------
      Income Before Income Taxes                      630,521          235,984
        Federal and state income taxes                  7,902           15,216
                                                     --------         --------
      Net Income                                     $622,619         $220,768
                                                     ========         ========

                                                                  Period From
                                                                 Dec. 28, 1995
                                                                    Through
      Statements of Cash Flows                 March 31, 1997    March 31, 1996
      ------------------------                 --------------    --------------
      Operating Activities
        Net income                               $    622,619     $    220,768
         Adjustments to reconcile net income
           to net cash provided by operating
            activities:
         Equity in undistributed net
            income of subsidiaries                   (222,882)        (188,399)
         Earned RRP shares                             68,604
         Deferred income taxes                          9,494           (9,494)
        Decrease (increase) in:
         Accrued interest receivable                    6,821          (13,891)
         Other assets                                (134,048)        (105,388)
        Increase (decrease) in:
         Accounts payable and accrued expenses         51,944           70,102
         Accrued income taxes                          65,628           24,960
                                                 ------------     ------------
      Net Cash Provided (Used) by
        Operating Activities                          468,180           (1,342)
                                                 ------------     ------------
      Investing Activities:
        Loan origination to ESOP                         --         (1,058,000)
        Repayment on loan receivable
        from ESOP                                      66,125           66,125
       Purchased Classic Bank                            --         (5,300,676)
        Purchased First National Bank             (10,208,010)            --
        Dividend distribution from
           Classic Bank in excess of
           current year's earnings                  5,523,982             --
                                                 ------------     ------------
      Net Cash Used by Investing Activities        (4,617,903)      (6,292,551)
                                                 ------------     ------------
      Financing Activities
        Net proceeds from common stock
          offering                               $       --       $ 11,659,352
        Proceeds from borrowings                      700,000             --
        Repayment of borrowings                       (50,000)            --
        RRP shares purchased                         (621,575)            --
        Dividends paid                               (158,287)            --
                                                 ------------     ------------
      Net Cash Provided (Used) by
        Financing Activities                         (129,862)      11,659,352
                                                 ------------     ------------
      Net Increase (Decrease) in Cash
        and Cash Equivalents                       (4,279,585)       5,365,459
      Cash and Cash Equivalents at
        Beginning of Year                           5,365,459             --
                                                 ------------     ------------
      Cash and Cash Equivalents at
       End of Year                               $  1,085,874     $  5,365,459
                                                 ============     ============

                   CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------STOCK LISTING-----------------------------------

The Company's common stock is traded over the counter and is listed on the Nasdaq Small-Cap Market under the symbol "CLAS." At June 16, 1997, there were 1,304,950 shares of the Company's common stock issued and outstanding and there were 252 holders of record and approximately 634 beneficial holders. The Company's common stock began trading on December 28, 1995. The price range of the Company's common stock for each quarter since January 1996 when the stock began trading was as follows:


           FISCAL 1996                           HIGH                         LOW                     DIVIDENDS

Third Quarter      ..............................$11.75                      $10.50                       N/A

Fourth Quarter    ...............................$11.75                      $10.50                       N/A


            FISCAL 1997                          HIGH                         LOW                     DIVIDENDS

First Quarter      .............................$11.375                     $10.375                       N/A

Second Quarter    ..............................$12.125                     $10.375                       N/A

Third Quarter     ..............................$12.125                     $11.250                     $ .06

Fourth Quarter    ..............................$13.875                     $11.625                     $ .07



The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. High, low and closing prices and daily trading volume are reported in most major newspapers. The closing price of the Company's common stock on March 31, 1997 was $13.375.

The Company declared and paid a cash dividend of $.13 per share during fiscal 1997. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiaries, Classic Bank and First National, which are subject to regulations and continued compliance with all regulatory capital requirements. See Note 20 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiaries ability to pay dividends to the Company.

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT

                         SUBSIDIARIES OF THE REGISTRANT


                                                                                                     State of
                                                                                   Percentage      Incorporation
                                                                                       of               or
                 Parent                                Subsidiary                   Ownership      Organization
                 ------                                ----------                   ---------      ------------
        Classic Bancshares, Inc.                      Classic Bank                    100%           Federal
        Classic Bancshares, Inc.         The First National Bank of Paintsville       100%           Federal
              Classic Bank                       AFS Service Corporation              100%           Kentucky


                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Classic Bancshares, Inc.:

We hereby consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-09385 and 333-09409) of our report dated May 22, 1997, relating to the consolidated financial statements of Classic Bancshares, Inc. and subsidiaries as of March 31, 1997 and 1996 and for each of the years in the three-year period ended March 31, 1997, which report appears in the Annual Report on Form 10-KSB of Classic Bancshares, Inc. for the fiscal year ended March 31, 1997.





                                        /s/SMITH, GOOLSBY, ARTIS & REAMS, P.S.C.



Ashland, Kentucky
June 27, 1997