Form 10QSB
period 1997-06-30
CLASSIC BANCSHARES INC
filed 1997-08-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________  to ___________


            Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                61-1289391
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

344 Seventeenth Street, Ashland, Kentucky                           41101
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (ZIP Code)

Registrant's telephone number, including area code:       (606) 325-4789
                                                           -------------

              Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              As of August 8, 1997, there were 1,304,950 shares of the Registrant's common stock issued and outstanding.

              Transitional Small Disclosure (check one):    Yes [ ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
              and March 31, 1997                                                                          3

              Consolidated Statements of Income for the three months
              ended June 30, 1997 and 1996                                                                4

              Consolidated Statements of Stockholders' Equity for the three months
              ended June 30, 1997 and Year Ended March 31, 1997                                           5

              Consolidated Statements of Cash Flows for the three months ended
              June 30, 1997 and 1996                                                                      6

              Notes to Consolidated Financial Statements                                                 7-8


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     9-14

PART II.      OTHER INFORMATION                                                                          15

              Signatures                                                                                 16

              Index to Exhibits                                                                          17

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            March 31,
                                                                                 1997                1997
                                                                                 ----                ----
                                                                             (Unaudited)
ASSETS
------
  Cash and due from bank                                                  $   2,581,132       $   3,309,309
  Federal funds sold and securities purchased under resell agreement               --             5,525,000
  Certificates of deposits in other financial institutions                      293,000             293,000
  Investment securities available for sale                                   22,940,962          23,374,597
  Mortgage-backed securities available for sale                               8,849,294           7,884,835
  Loans receivable, net                                                      86,139,935          81,727,685
  Real estate acquired in the settlement of loans                               370,314             336,337
  Accrued interest receivable                                                   995,552             690,186
  Federal Home Loan Bank and Federal Reserve Bank stock                       1,054,800           1,015,400
  Premises and equipment, net                                                 3,372,301           3,297,016
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                           2,995,593           3,026,389
  Other assets                                                                  931,901           1,074,481
                                                                          -------------       -------------
TOTAL ASSETS                                                              $ 130,524,784       $ 131,554,235
------------                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Deposits                                                                $  99,107,859       $ 100,519,473
  Securities sold under agreement to repurchase                               3,645,267           4,955,766
  Advances from Federal Home Loan Bank                                        6,310,000           4,750,000
  Treasury tax and loan note                                                    397,313             428,954
  Accrued expenses and other liabilities                                        337,627             287,836
  Accrued interest payable                                                      266,975             217,731
  Accrued income taxes                                                          100,514              90,588
  Long-term debt                                                                625,000             650,000
  Deferred income taxes                                                         325,151             284,087
                                                                          -------------       -------------
              Total Liabilities                                           $ 111,115,706       $ 112,184,435
                                                                          -------------       -------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,304,950 shares
    issued and outstanding                                                $      13,225       $      13,225
  Additional paid-in capital                                                 12,689,158          12,689,158
  Retained earnings - substantially restricted                                8,324,210           8,172,085
  Net unrealized gain (loss) on securities available for sale                    18,499             (58,614)
  Unearned ESOP shares                                                         (918,660)           (918,660)
  Unearned RRP shares                                                          (486,055)           (486,055)
  Minimum pension liability adjustment                                          (11,024)            (11,376)
  Treasury stock, at cost                                                      (220,275)            (29,963)
                                                                          -------------       -------------
              Total Stockholders' Equity                                  $  19,409,078       $  19,369,800
                                                                          -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 130,524,784       $ 131,554,235
------------------------------------------                                =============       =============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              ------------------
                                                          1997                  1996
                                                          ----                  ----
INTEREST INCOME
---------------
  Loans                                             $ 1,794,072           $   849,320
  Investment securities                                 393,296               172,534
  Mortgage-backed securities                            151,422                45,290
  Other interest earning assets                          31,019                91,920
                                                   ------------          ------------
             Total Interest Income                    2,369,809             1,159,064
                                                   ------------          ------------
INTEREST EXPENSE
----------------
  Interest on deposits                                1,029,987               612,860
  Interest on FHLB Advances                              82,458                 7,796
  Interest on other borrowed funds                       67,901                  --
                                                   ------------          ------------
             Total Interest Expense                   1,180,346               620,656
                                                   ------------          ------------
             Net Interest Income                      1,189,463               538,408

Provision for loss on loans                              47,500                15,000
                                                   ------------          ------------
             Net interest income after
              provision for loss on
              loans                                   1,141,963               523,408
                                                   ------------          ------------
NON-INTEREST INCOME
-------------------
  Service Charges                                        73,557                 9,312
  Gain on sale of securities                                497                  --
  Other income                                           34,130                 2,564
                                                   ------------          ------------
             Total Non-Interest Income                  108,184                11,876
                                                   ------------          ------------
NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                    449,509               119,162
  Occupancy and equipment expense                       116,297                24,449
  Federal deposit insurance premiums                      7,355                27,364
  (Gain) loss on foreclosed real estate                     557                  (500)
  Amortization of goodwill                               30,795                  --
  Other general and administrative
     expenses                                           316,095               149,869
                                                   ------------          ------------
             Total Non-Interest Expense                 920,608               320,344
                                                   ------------          ------------
INCOME (LOSS) BEFORE INCOME TAXES                       329,539               214,940
---------------------------------

             Income tax expense (benefit)                92,497                54,274
                                                   ------------          ------------
NET INCOME (LOSS)                                   $   237,042           $   160,666
-----------------                                  ============          ============

Earnings per common share                           $      0.20           $      0.13
                                                   ============          ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             NET UNREALIZED
                                                   ADDITIONAL                GAIN (LOSS) ON
                                        COMMON      PAID-IN       RETAINED    AVAILABLE FOR     UNEARNED
                                        STOCK       CAPITAL       EARNINGS   SALE SECURITIES   ESOP SHARES
                                        -----       -------       --------   ---------------   -----------
Balance at April 1, 1996           $    13,225  $  12,710,898  $ 7,707,753     $   86,285    $ (1,005,100)

  Net income for the year
   ended March 31, 1997                    -               -       622,619             -               -
  Dividend paid                            -               -      (158,287)            -               -
  ESOP shares earned                       -           15,213            -             -           86,440
  Change in unrealized gain
   (loss) on securities available
   for sale                                -               -             -       (144,899)             -
  Shares repurchased for
    RRP Plan                               -          (36,953)           -             -               -
  RRP shares earned                        -               -             -             -               -
  Amortization of minimum
    pension liability adjustment           -               -             -             -               -
                                   -----------  -------------  -----------      ---------     ----------
Balances at March 31, 1997              13,225     12,689,158    8,172,085        (58,614)       (918,660)

  Net income for the three months
   ended June 30, 1997                     -               -       237,042             -               -
  Dividend paid                            -               -       (84,917)            -               -
  Change in unrealized gain
    (loss) on securities available
    for sale                               -               -             -         77,113              -
  Amortization of minimum
    pension liability adjustment           -               -             -             -               -
  Purchased 15,000 shares
    of treasury stock                      -               -             -             -               -
                                   -----------  -------------  -----------      ---------     ----------
Balances at June 30, 1997          $    13,225  $  12,689,158  $ 8,324,210      $  18,499    $  (918,660)
                                   ===========  =============  ===========      =========     ==========

                               [Restubbed table]

                                                 MINIMUM
                                                 PENSION
                                   UNEARNED     LIABILITY       TREASURY
                                  RRP SHARES    ADJUSTMENT       STOCK       TOTAL
                                  ----------    ----------       -----       -----
Balance at April 1, 1996          $        -     $(12,798)     $      -     $19,500,263

  Net income for the year
   ended March 31, 1997                    -            -             -        622,619
  Dividend paid                            -            -             -       (158,287)
  ESOP shares earned                       -            -             -        101,653
  Change in unrealized gain
   (loss) on securities available
   for sale                                -            -             -       (144,899)
  Shares repurchased for
    RRP Plan                        (554,659)           -       (29,963)      (621,575)
  RRP shares earned                   68,604            -             -         68,604
  Amortization of minimum
    pension liability adjustment           -        1,422             -          1,422
                                   ---------   ----------     ---------    -----------
Balances at March 31, 1997          (486,055)     (11,376)      (29,963)    19,369,800

  Net income for the three months
   ended June 30, 1997                     -            -             -        237,042
  Dividend paid                            -            -             -        (84,917)
  Change in unrealized gain
    (loss) on securities available
    for sale                               -            -             -         77,113
  Amortization of minimum
    pension liability adjustment           -          352             -            352
  Purchased 15,000 shares
    of treasury stock                      -            -      (190,312)      (190,312)
                                   ---------   ----------     ---------    -----------
Balances at June 30, 1997         $ (486,055)  $  (11,024)    $(220,275)   $19,409,078
                                   =========   ==========     =========    ===========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
                                                                         1997             1996
                                                                         ----             ----
OPERATING ACTIVITIES
--------------------
  Net Income                                                       $   237,042       $   160,666
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                    71,920            17,778
       Provision for loss on loans                                      47,500            15,000
       (Gain) on sale of securities available for sale                    (497)             --
       Federal Home Loan Bank stock dividends                          (16,600)          (10,800)
       Deferred income tax expense (benefit)                              --              37,001
       Loss (gain) on foreclosed real estate                              --                 500
       Amortization and accretion of invesment
         securities premiums and discounts, net                          2,788             2,336
       Amortization of goodwill                                         30,795              --
  Decrease (increase) in:
       Accrued interest receivable                                    (305,366)          (84,630)
       Other assets                                                    142,580           (70,134)
  Increase (decrease) in:
       Accrued interest payable                                         49,244           (37,512)
       Accrued income taxes                                              9,926            19,402
       Accounts payable and accrued expenses                            49,791           (33,770)
                                                                   -----------       -----------
             Net cash provided by operating activities                 319,123            15,837
                                                                   -----------       -----------
INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale                                            1,197,960              --
       Purchased                                                      (650,000)             --
  Mortgage-backed securities:
       Proceeds from sale                                            1,004,375              --
       Purchased                                                    (2,187,378)             --
       Principal payments                                              177,003            35,707
  Certificates of deposits:
      Proceeds from maturities                                            --             100,000
  Loan originations and principal payments, net                     (4,462,655)       (3,430,059)
  Proceeds from the sale of foreclosed real estate                        --               5,500
  Purchases of software                                                (10,414)             --
  Purchases of premises and equipment                                 (147,205)          (60,625)
                                                                   -----------       -----------
             Net cash provided (used) by investing activities       (5,078,314)       (3,349,477)
                                                                   -----------       -----------
FINANCING ACTIVITIES
--------------------
  Net (decrease) increase in deposits                               (1,411,617)          218,341
  Proceeds from FHLB borrowings                                      4,910,000         2,500,000
  Repayment of FHLB borrowings                                      (3,350,000)             --
  Repayment of long-term borrowings                                    (25,000)             --
  Decrease in securities sold under agreements to repurchase        (1,310,499)             --
  Decrease in term treasury tax and loan borrowings                    (31,641)             --
  Purchase of treasury stock                                          (190,312)             --
  Dividends paid                                                       (84,917)             --
                                                                   -----------       -----------
             Net cash provided by financing activities              (1,493,986)        2,718,341
                                                                   -----------       -----------
Increase (decrease) in cash and cash equivalents                    (6,253,177)         (615,299)
Cash and cash equivalent at beginning of period                      8,834,309         6,523,462
                                                                   -----------       -----------
Cash and cash equivalents at end of period                         $ 2,581,132       $ 5,908,163
                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         ---------------------------
         The financial statements for 1997 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for June 30, 1997 and March 31, 1997 are for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three months ended June 30, 1997. The statements of income for the three months ended June 30, 1996 include only the operations of the Company and Classic Bank. First National was acquired as of the close of business, September 30, 1996, in a transaction accounted for under the purchase method of accounting.

(2)      Basis of Presentation
         ---------------------
         The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 1997, and the results of operations for all interim periods presented.

         Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

(3)      Earnings Per Share of Common Stock
         ----------------------------------
         Earnings per share of common stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ended June 30, 1997. Weighted average number of shares used in the earnings per share computations was 1,214,568 for the three month period ended June 30, 1997 and 1,221,990 for the three month period ended June 30, 1996.

(4)      Employee Stock Ownership Plan (ESOP)
         -----------------------------------
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion . Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP for the three months ended June 30, 1997 and 1996 was $28,500 and $24,000, respectively. As of

June 30, 1997, the Company considered 91,866 shares as unearned ESOP shares with a fair value of $1,286,124.

(5)      Stock Option and Incentive Plan and Recognition and Retention Plan
         ------------------------------------------------------------------
         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 112,447 shares at $10.8125 per share and options on 19,750 shares at $13.375. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 50,350 shares. Ungranted RRP shares (2,550) are included in treasury stock at cost. RRP shares that are granted are considered common stock equivalents.

(6)      Cash Dividend
         -------------
         On July 28, 1997, the Board declared a cash dividend of $.07 per share payable on August 25, 1997 to shareholders of record on August 11, 1997.

(7)      Supplemental Disclosure of Cash Flows Information
         -------------------------------------------------

                                                                       Three months ended June 30,
                                                                       ---------------------------
                                                                         1997             1996
                                                                         ----             ----
         Cash paid for:
              Interest                                                 $202,561          $175,068
              Taxes                                                     164,128              -0-
         Noncash investing activities:
              Transfer from loans to real estate
                 acquired through foreclosure                               -0-            18,000

                                PART I - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         The Company's total assets decreased $1.1 million, or .8%, from $131.6 million at March 31, 1997 to $130.5 million at June 30, 1997. This decrease was due primarily to a decrease in cash and cash equivalents of $6.2 million and a decrease in investment securities of approximately $400,000 offset by an increase in loans of $4.4 million and an increase in mortgage-backed securities of approximately $1.0 million.

         Net loans receivable increased $4.4 million from $81.7 million at March 31, 1997 to $86.1 million at June 30, 1997 due to aggressive origination efforts in that resulted in originations of $6.0 million of one to four family loans, $670,000 in commercial real estate loans, $4.0 million in commercial business loans and $2.0 million in consumer loans offset by repayments since March 31, 1997.

         Investment securities decreased approximately $400,000 from March 31, 1997 to June 30, 1997 primarily as the result of purchases of $650,000 and an increase in the market value on these available for sale securities of approximately $102,000 offset by sold securities of $1.1 million. Mortgage-backed securities increased approximately $1.0 million from $7.9 million at March 31, 1997 to $8.8 million at June 30, 1997. The increase is primarily the result of purchases of $2.2 million offset by sales of $1.0 million and principal repayments.

         Net deposits decreased $1.4 million from $100.5 million at March 31, 1997 to $99.1 million at June 30, 1997. The decrease in deposits was due to the outflow of deposits exceeding the inflow of deposits in the normal course of business. Securities sold under agreement to repurchase decreased $1.3 million from $4.9 million at March 31, 1997 to $3.6 million at June 30, 1997. The decrease was due to a withdrawal in the normal course of business.

         Federal Home Loan Bank advances increased $1.6 million from $4.7 million at March 31, 1997 to $6.3 million at June 30, 1997. Net proceeds from advances during the quarter were used to fund loan demand and the outflow of deposits and repurchase agreements.

         Total stockholders' equity was $19.4 million at March 31, 1997 and June 30, 1997 as stock repurchases and dividends offset increases in retained earnings and unrealized gains on securities.

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


RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
----------------------------------------------------------------------------
ENDED JUNE 30, 1997 AND 1996
----------------------------

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

         The Company reported net income of $237,000 during the three month period ended June 30, 1997 compared to net income of $161,000 during the three month period ended June 30, 1996. The increase in income of $76,000 between the two periods was primarily the result of an increase in net interest income of $651,000, an increase in non-interest income of $96,000, partially offset by an increase in the provision for loss on loans of $33,000, an increase in non-interest expenses of $600,000 and an increase in income tax expense of $38,000.

         Interest Income. Total interest income increased $1.2 million for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in interest income resulted primarily from the inclusion of First National's interest income for the period. The average yield on interest-earning assets increased from 7.2% for the three months ended June 30, 1996 to 7.9% for the three months ended June 30, 1997. The average yield increased due to an increase in higher yielding loans and investments as a result of the acquisition of First National, as well as, an increase in the origination of higher yielding loans. The average balance of interest-earning assets increased from $65.9 million at June 30, 1996 to $120.4 million at June 30, 1997. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, mortgage-backed and investment securities and other interest-earning assets as a result of the acquisition of First National.

         Interest Expense. Interest expense increased $560,000 for the three months ended June 30, 1997 as compared to the same period in 1996 primarily as a result of the inclusion of First National's interest expense for the period. The average balance of interest-earning liabilities increased from $47.1 million at June 30, 1996 to $100.9 at June 30, 1997 as a result of the inclusion of First National's interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased to 4.7% for the three months ended June 30, 1997 from 5.2% for the three months ended June 30, 1996. The average cost of interest-bearing liabilities decreased primarily as a result of the acquisition of a substantial amount of non-certificate accounts, including transaction accounts, from First National as well as the success of Classic Bank's efforts to increase its non-certificate accounts.

         Provision for Loan Losses. The Company's provision for loan losses totaled $47,500 for the three months ended June 30, 1997 compared to $15,000 for the three months ended June 30, 1996 based on management's overall assessment of the loan portfolio. The increase was due to an increase in delinquent loans as well as an increase in charge-offs as a result of the acquisition of First National. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $96,000 for the three months ended June 30, 1997 compared to the same period in 1996 due primarily to an increase of approximately $64,000 in service charges and other fees on deposits, and an increase of $32,000 in other miscellaneous income. The increase in service charges and other fees on deposits is the result of the inclusion of First National's income, as well as, an increase in service charges on deposits charged by Classic Bank. The increase in other income is the result of the inclusion of First National's other income for the three month period.

         Non-interest Expense. Non-interest expense increased $600,000 for the three months ended June 30, 1997 compared to the same period in 1996. Non-interest expenses increased due to an increase in compensation and benefits of $330,000 for the three month period; an increase in occupancy expense of $92,000 for the three month period, the amortization of goodwill of $31,000 and an increase in audit, legal and other general and administrative expenses of $166,000 for the three month period. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees and the acquisition of First National for the three month period, and the establishment of a management recognition and retention plan. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities and the inclusion of the expenses of First National. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings, costs relative to operation as a public company, and the inclusion of the expenses of First National for the three month period.

         Income Tax Expense. Income tax expense increased $38,000 for the three months ended June 30, 1997 primarily due to an increase in income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 1997 was $805,000 or .9% of the total loans. The March 31, 1997 allowance for loan loss was $801,000, or 1.0% of total loans. The allowance for loan losses at June 30, 1997 was allocated as follows: $78,000 to one-to-four family real estate loans, $52,000 to commercial real estate loans, $25,000 to commercial business loans, $10,000 to consumer loans and $640,000 remained unallocated.

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

                                                           June 30, 1997    March 31, 1997
                                                           -------------    --------------
                                                                (Dollars in Thousands)
Non-Accruing Loans ......................................    $   485           $  559
Accruing Loans Delinquent 90 Days or More                        375              157
Foreclosed Assets .......................................        370              360
                                                             -------           ------
Total Non-Performing Assets .............................    $ 1,230           $1,076
Total Non-Performing Assets as a
         Percentage of Total Assets .....................         .9%              .8%

         Total non-performing assets increased $154,000 from March 31, 1997 to June 30, 1997. The increase in non-performing assets is the result of an increase in loans 90 days or more delinquent still accruing interest offset by a decrease in non-accruing loans.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of June 30, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 1997 and March 31, 1997, cash and cash equivalents totaled $2.6 million and $8.8 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 1997, the Company had $6.3 million in borrowings outstanding with the FHLB.

         Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of June 30, 1997 and March 31, 1997, the Bank's liquidity ratios were 5.10% and 5.0% respectively.

         At June 30, 1997, the Company had outstanding commitments to originate loans of $4.6 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1997, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 1997, Classic Bank exceeded all current regulatory capital standards.

                                                  Regulatory                          Actual Capital
                                              Capital Requirement                        (CB Only)
                                              -------------------                        ---------
                                            Amount            Percent            Amount             Percent
                                            ------            -------            ------             -------
                                                                (Dollars in Thousands)
         Risk-Based                         $2,669            8.0%               $8,003              24.0%
         Core Capital                        1,973            3.0                 7,676              11.7
         Tangible Capital                      987            1.5                 7,676              11.7

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1997, the capital requirements applicable to First National and its actual capital ratios. As of June 30, 1997, First National exceeded all current regulatory capital standards.


                                                   Regulatory                       Actual Capital
                                               Capital Requirement                     (FN Only)
                                               -------------------                     ---------
                                            Amount          Percent            Amount            Percent
                                            ------          -------            ------            -------
                                                               (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)       $2,835             8.0%             $8,057            22.7%
         Tier 1 Capital
           (to Risk Weighted Assets)        1,418             4.0               7,614            21.5
         Tier 1 Capital
           (to Average Assets)              2,646             4.0               7,614            11.5


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

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders
                  The annual meeting of Shareholders  (the "Meeting") of Classic
              Bancshares, Inc. was held on July 28, 1997. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                            PROPOSAL                                                   NUMBER OF VOTES
                            --------                                                   ---------------
                                                                                                        Broker
                                                                                For       Withheld    Non-votes
                                                                                ---       --------    ---------
              Election to the following directors for the terms indicated:

              E.B. Gevedon, Jr. (three years)                                  1,159,393           0       0
              Robert A. Moyer, Jr. (three years)                               1,153,108       6,585       0
              John W. Clark (three years)                                      1,153,408       6,285       0
              Robert L. Bayes (two years)                                      1,153,408       6,285       0

                                                                                                        Broker
                                                                   For        Against      Abstain    Non-votes
                                                                   ---        -------      -------    ---------
              The ratification of the appointment of Smith,
              Goolsby, Artis and Reams, P.S.C. as the
              Company's auditors for the fiscal year
              ending March 31, 1998                               1,149,108        1,300       9,285       0

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K
              Exhibits
                   Exhibit 27 Financial Data Schedule

              Reports on Form 8-K
                The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 1997:

                    Press release, dated May 22, 1997 announcing the results of March 31, 1997 quarter end March 31, 1997 year end earnings.

                    Press release, dated April 30, 1997 announcing the declaration of a cash dividend.

                                   SIGNATURES


              Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLASSIC BANCSHARES, INC.
                                    REGISTRANT





Date: August 14, 1997      /s/ David B. Barbour
      ---------------      ----------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer
                           and Director (Duly Authorized Officer)





Date: August 14, 1997      /s/ Lisah M. Frazier
      ---------------      ----------------------------------------------------
                           Lisah M. Frazier, Vice President, Treasurer and
                           Chief Financial Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS



  Exhibit
   Number
   ------

     27                 Financial Data Schedule