Form 10QSB
period 1997-09-30
CLASSIC BANCSHARES INC
filed 1997-11-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________  to ___________


          Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       61-1289391
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                       41101
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (ZIP Code)

Registrant's telephone number, including area code:   (606) 325-4789
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

              As of November 10, 1997, there were 1,322,500 shares of the Registrant's common stock issued and 1,299,950 shares outstanding.

              Transitional Small Disclosure (check one):    Yes [ ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
              and March 31, 1997                                                                          3

              Consolidated Statements of Income for the three and six months
              ended September 30, 1997 and 1996                                                           4

              Consolidated Statements of Stockholders' Equity for the six months
              ended September 30, 1997 and Year Ended March 31, 1997                                      5

              Consolidated Statements of Cash Flows for the six months ended
              September 30, 1997 and 1996                                                                6-7

              Notes to Consolidated Financial Statements                                                 8-9


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     10-15

PART II.      OTHER INFORMATION                                                                          16

              Signatures                                                                                 17

              Index to Exhibits                                                                          18

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,              March 31,
                                                                                    1997                     1997
                                                                                    ----                     ----
                                                                                 (Unaudited)
ASSETS
------
  Cash and due from bank                                                       $   2,011,816            $   3,309,309
  Federal funds sold and securities purchased under resell agreement               1,975,000                5,525,000
  Certificates of deposits in other financial institutions                           293,000                  293,000
  Investment securities available for sale                                        21,186,875               23,374,597
  Mortgage-backed securities available for sale                                    8,668,081                7,884,835
  Loans receivable, net                                                           88,156,860               81,727,685
  Real estate acquired in the settlement of loans                                    282,714                  336,337
  Accrued interest receivable                                                        855,693                  690,186
  Federal Home Loan Bank and Federal Reserve Bank stock                            1,071,800                1,015,400
  Premises and equipment, net                                                      3,463,082                3,297,016
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                                2,964,459                3,026,389
  Other assets                                                                     1,256,154                1,074,481
                                                                               -------------            -------------

TOTAL ASSETS                                                                   $ 132,185,534            $ 131,554,235
------------                                                                   =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Deposits                                                                     $  99,328,881            $ 100,519,473
  Securities sold under agreement to repurchase                                    3,538,719                4,955,766
  Advances from Federal Home Loan Bank                                             7,475,000                4,750,000
  Treasury tax and loan note                                                         222,591                  428,954
  Accrued expenses and other liabilities                                             454,415                  287,836
  Accrued interest payable                                                           305,716                  217,731
  Accrued income taxes                                                                89,724                   90,588
  Long-term debt                                                                     600,000                  650,000
  Deferred income taxes                                                              504,214                  284,087
                                                                               -------------            -------------

              Total Liabilities                                                $ 112,519,260            $ 112,184,435
                                                                               =============            =============
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,299,950 outstanding                                           $      13,225            $      13,225
  Additional paid-in capital                                                      12,689,158               12,689,158
  Retained earnings - substantially restricted                                     8,512,983                8,172,085
  Net unrealized gain (loss) on securities available for sale                        124,307                  (58,614)
  Unearned ESOP shares                                                              (918,660)                (918,660)
  Unearned RRP shares                                                               (454,428)                (486,055)
  Minimum pension liability adjustment                                               (10,661)                 (11,376)
  Treasury stock, at cost                                                           (289,650)                 (29,963)
                                                                               -------------            -------------

              Total Stockholders' Equity                                       $  19,666,274            $  19,369,800
                                                                               -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 132,185,534            $ 131,554,235
------------------------------------------                                     =============            =============

                 See accompanying notes to financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                            -------------                          -------------
                                                      1997               1996                1997                1996
                                                      ----               ----                ----                ----
INTEREST INCOME
---------------
  Loans                                          $ 1,854,975         $   925,283         $ 3,649,048         $ 1,774,603
  Investment securities                              373,778             164,901             767,074             337,435
  Mortgage-backed securities                         142,093              45,392             293,514              90,682
  Other interest earning assets                       13,308              83,575              44,326             175,494
                                                 -----------         -----------         -----------         -----------
             Total Interest Income                 2,384,154           1,219,151           4,753,962           2,378,214
                                                 -----------         -----------         -----------         -----------

INTEREST EXPENSE
----------------
  Interest on deposits                             1,051,107             597,690           2,081,094           1,210,550
  Interest on FHLB Advances                          102,375              55,538             184,833              63,334
  Interest on other borrowed funds                    63,470                  --             131,370                  --
                                                 -----------         -----------         -----------         -----------
             Total Interest Expense                1,216,952             653,228           2,397,297           1,273,884
                                                 -----------         -----------         -----------         -----------

             Net Interest Income                   1,167,202             565,923           2,356,665           1,104,330

Provision for loss on loans                           55,000              15,000             102,500              30,000
                                                 -----------         -----------         -----------         -----------

             Net interest income after
              provision for loss on
              loans                                1,112,202             550,923           2,254,165           1,074,330
                                                 -----------         -----------         -----------         -----------

NON-INTEREST INCOME
-------------------
  Service charges and other fees                      84,668               7,897             158,225              13,679
  Gain on sale of securities
    available for sale                                17,556                  --              18,054                  --
  Pension plan settlement gain                       329,915                  --             329,915                  --
  Loss on disposal of assets                         (37,282)                 --             (37,282)                 --
  Other income                                        23,716               3,165              57,847               9,260
                                                 -----------         -----------         -----------         -----------
             Total Non-Interest Income               418,573              11,062             526,759              22,939
                                                 -----------         -----------         -----------         -----------

NON-INTEREST EXPENSES
---------------------
  Compensation and benefits                          449,529             149,078             899,038             268,240
  Occupancy and equipment expense                    159,371              30,224             275,668              54,673
  Federal deposit insurance premiums                   7,269             342,639              14,623             370,004
  Loss (gain) on foreclosed real estate               52,682                  --              53,240                (500)
  Goodwill amortization                               31,133                  --              61,929                  --
  Other general and administrative
     expenses                                        443,600             263,343             759,696             413,211
                                                 -----------         -----------         -----------         -----------
             Total Non-Interest Expense            1,143,584             785,284           2,064,194           1,105,628
                                                 -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                    387,191            (223,299)            716,730              (8,359)
---------------------------------

             Income tax expense (benefit)            113,502             (96,708)            205,999             (42,434)
                                                 -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                $   273,689         $  (126,591)        $   510,731         $    34,075
----------------                                 ===========         ===========         ===========         ===========

Earnings per common share                        $      0.22         $     (0.10)        $      0.42         $      0.03
                                                 ===========         ===========         ===========         ===========

                 See accompanying notes to financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  NET UNREALIZED
                                                           ADDITIONAL                             GAIN (LOSS) ON
                                            COMMON          PAID-IN            RETAINED           AVAILABLE FOR       UNEARNED
                                            STOCK           CAPITAL            EARNINGS          SALE SECURITIES     ESOP SHARES
                                            -----           -------            --------          ---------------     -----------
Balance at April 1, 1996                $     13,225      $ 12,710,898       $  7,707,753       $     86,285       $ (1,005,100)

  Net income for the year
   ended March 31, 1997                         --                --              622,619               --                 --
  Dividend paid                                 --                --             (158,287)              --                 --
  ESOP shares earned                            --              15,213               --                 --               86,440
  Change in unrealized gain
   (loss) on securities available
   for sale                                     --                --                 --             (144,899)              --
  Shares repurchased for
    RRP Plan                                    --             (36,953)              --                 --                 --
  RRP shares earned                             --                --                 --                 --                 --
  Amortization of minimum
    pension liability adjustment                --                --                 --                 --                 --
                                        ------------      ------------      -------------       ------------       ------------
Balances at March 31, 1997                    13,225        12,689,158          8,172,085            (58,614)          (918,660)

  Net income for the six months
   ended September 30, 1997                     --                --              510,731               --                 --
  Dividend paid                                 --                --             (169,833)              --                 --
  Change in unrealized gain
    (loss) on securities available
    for sale                                    --                --                 --              182,921               --
  Amortization of minimum
    pension liability adjustment                --                --                 --                 --                 --
  RRP shares earned                             --                --                 --                 --                 --
  Purchased 15,000 shares
    of treasury stock                           --                --                 --                 --                 --
                                        ------------      ------------      -------------       ------------       ------------
Balances at September 30, 1997          $     13,225      $ 12,689,158       $  8,512,983       $    124,307       $   (918,660)

                               [RESTUBBED TABLE]

                                                                    MINIMUM
                                                                    PENSION
                                               UNEARNED            LIABILITY             TREASURY
                                              RRP SHARES           ADJUSTMENT              STOCK                 TOTAL
                                              ----------           ----------              -----                 -----

Balance at April 1, 1996                   $       --            $    (12,798)         $       --            $ 19,500,263

  Net income for the year
   ended March 31, 1997                            --                    --                    --                 622,619
  Dividend paid                                    --                    --                    --                (158,287)
  ESOP shares earned                               --                    --                    --                 101,653
  Change in unrealized gain
   (loss) on securities available
   for sale                                        --                    --                    --                (144,899)
  Shares repurchased for
    RRP Plan                                   (554,659)                 --                 (29,963)             (621,575)
  RRP shares earned                              68,604                  --                    --                  68,604
  Amortization of minimum
    pension liability adjustment                   --                   1,422                  --                   1,422
                                           ------------          ------------         -------------          ------------
Balances at March 31, 1997                     (486,055)              (11,376)              (29,963)           19,369,800

  Net income for the six months
   ended September 30, 1997                        --                    --                    --                 510,731
  Dividend paid                                    --                    --                    --                (169,833)
  Change in unrealized gain
    (loss) on securities available
    for sale                                       --                    --                    --                 182,921
  Amortization of minimum
    pension liability adjustment                   --                     715                  --                     715
  RRP shares earned                              31,627                  --                    --                  31,627
  Purchased 15,000 shares
    of treasury stock                              --                    --                (259,687)             (259,687)
                                           ------------          ------------         -------------          ------------
Balances at September 30, 1997             $   (454,428)         $    (10,661)         $   (289,650)           19,666,274

                 See accompanying notes to financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                              1997                   1996
                                                                              ----                   ----
OPERATING ACTIVITIES
--------------------
  Net Income                                                             $   510,731            $    34,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                         147,853                 35,713
       Provision for loss on loans                                           102,500                 30,000
       (Gain) on sale of securities available for sale                       (18,054)                    --
       Loss on disposal of assets                                             37,282
       Federal Home Loan Bank stock dividends                                (33,600)               (21,900)
       Deferred income tax expense (benefit)                                 114,866               (115,007)
       Loss (gain) on foreclosed real estate                                  50,000                   (500)
       Amortization and accretion of invesment
         securities premiums and discounts, net                                2,523                  4,387
       Amortization of goodwill                                               61,929                     --
  Decrease (increase) in:
       Accrued interest receivable                                          (165,507)               (24,554)
       Other assets                                                         (181,673)                26,308
  Increase (decrease) in:
       Accrued interest payable                                               87,985                (55,972)
       Accrued income taxes                                                     (864)                 5,686
       Accounts payable and accrued expenses                                 166,579                550,737
                                                                         -----------            -----------
             Net cash provided by operating activities                       882,550                468,973
                                                                         -----------            -----------

INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                             5,222,960                750,000
       Purchased                                                          (2,803,155)                    --
  Mortgage-backed securities:
       Proceeds from sale                                                  1,004,375                     --
       Purchased                                                          (2,187,378)                    --
       Principal payments                                                    464,150                 62,550
  Certificates of deposits:
      Proceeds from maturities                                                    --                100,000
  Loan originations and principal payments, net                           (6,498,761)            (5,926,793)
  Proceeds from the sale of foreclosed real estate                                --                  5,500
  Purchases of software                                                      (10,414)                    --
  Purchases of premises and equipment                                       (353,295)              (300,685)
  Cash and cash equivalents acquired in purchase of subsidiary
    in excess of cash invested                                                    --              4,411,002
                                                                         -----------            -----------
             Net cash used by investing activities                        (5,161,518)              (898,426)
                                                                         -----------            -----------

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                              1997                    1996
                                                                              ----                    ----
FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                     (1,190,595)                379,488
  Net proceeds from FHLB borrowings                                        2,725,000              10,200,000
  Repayment of long-term borrowings                                          (50,000)                     --
  Decrease in securities sold under agreements to repurchase              (1,417,047)                     --
  Decrease in term treasury tax and loan borrowings                         (206,363)                     --
  Purchase of treasury stock                                                (259,687)                     --
  Dividends paid                                                            (169,833)                     --
  RRP stock repurchase                                                            --                (621,575)
  Long-term note assumed in acquisition of subsidiary                             --                 700,000
                                                                        ------------            ------------
             Net cash (used) provided by financing activities               (568,525)             10,657,913
                                                                        ------------            ------------

(Decrease) increase in cash and cash equivalents                          (4,847,493)             10,228,460
Cash and cash equivalent at beginning of period                            8,834,309               6,523,462
                                                                        ------------            ------------

Cash and cash equivalents at end of period                              $  3,986,816            $ 16,751,922
                                                                        ============            ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         ---------------------------
         The financial statements for 1997 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for September 30, 1997 and March 31, 1997 are for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and six months ended September 30, 1997. The statements of income for the three and six months ended September 30, 1996 include only the operations of the Company and Classic Bank. First National was acquired as of the close of business, September 30, 1996, in a transaction accounted for under the purchase method of accounting.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 1997, and the results of operations for all interim periods presented.

         Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

(3)      Earnings Per Share of Common Stock
         ----------------------------------
         Earnings per share of common stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and six month period ended September 30, 1997. Weighted average number of shares used in the earnings per share computations was 1,212,051 for the three month period ended September 30, 1997 and 1,213,303 for the six month period ended September 30, 1997. Weighted average number of shares used in the earnings per share computations was 1,213,472 for the three month period ended September 30, 1996 and 1,217,709 for the six month period ended September 30, 1996.

(4)      Employee Stock Ownership Plan (ESOP)
         -----------------------------------
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion . Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $33,816 and $62,316 for the three and six months ended September 30, 1997 and $25,080 and $49,080 for the three and six months ended September 30, 1996. As of September 30, 1997, the Company considered 91,866 shares as unearned ESOP shares with a fair value of $1,446,890.

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

(6)      Cash Dividend
         -------------
         On October 21, 1997, the Board declared a cash dividend of $.07 per share payable on November 17, 1997 to shareholders of record on November 3, 1997.

(7)      Pension Plan Settlement Gain
         ----------------------------
         During the quarter, the Company merged the pension plan of First National into Classic Bank's pension plan, creating one pension plan for the Company. As a result, the Company recorded a one-time gain of approximately $330,000 from the settlement of First National's pension plan.

(8)      Supplemental Disclosure of Cash Flows Information
         -------------------------------------------------

                                                                     Six months ended September 30,
                                                                     ------------------------------
                                                                         1997             1996
                                                                         ----             ----
         Cash paid for:
              Interest                                                 $797,234          $314,687
              Taxes                                                     164,128            75,987
         Noncash investing activities:
              Transfer from loans to real estate
                 acquired through foreclosure                            33,347            19,023


                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         The Company's total assets increased $631,000, or .5%, from $131.6 million at March 31, 1997 to $132.2 million at September 30, 1997. The increase was due primarily to an increase in loans of $6.4 million offset by a decrease in cash and cash equivalents of $4.8 million and a decrease in investment securities of $2.2 million.

         Net loans receivable increased $6.4 million from $81.7 million at March 31, 1997 to $88.1 million at September 30, 1997 due to aggressive origination efforts and strong loan demand that resulted in originations of $10.9 million of one to four family loans, $1.8 million in commercial real estate loans, $5.4 million in commercial business loans and $4.1 million in consumer loans offset by repayments since March 31, 1997.

         Investment securities decreased approximately $2.2 million from March 31, 1997 to September 30, 1997 primarily as the result of purchases of $2.8 million and an increase in the market value on these available for sale securities of approximately $200,000 offset by sold or called securities of $5.2 million. Mortgage-backed securities increased approximately $800,000 from $7.9 million at March 31, 1997 to $8.7 million at September 30, 1997. The increase is primarily the result of purchases of $2.2 million offset by sales of $1.0 million and principal repayments.

         Net deposits decreased $1.2 million from $100.5 million at March 31, 1997 to $99.3 million at September 30, 1997. The decrease in deposits was due to a more conservative pricing structure in an effort to reduce interest costs. Securities purchased under agreement to repurchase decreased $1.3 million from $4.9 million at March 31, 1997 to $3.6 million at September 30, 1997. The decrease was due to a withdrawal in the normal course of business.

         Federal Home Loan Bank advances increased $2.8 million from $4.7 million at March 31, 1997 to $7.5 million at September 30, 1997. Net proceeds from advances were used to fund loan demand and the outflow of deposits and repurchase agreements.

         Total stockholders' equity was $19.4 million at March 31, 1997 compared to $19.7 at September 30, 1997.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND
-------------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------

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

         The Company reported net income of $274,000 during the three months ended September 30, 1997 compared to a net loss of $127,000 during the three months ended September 30, 1996. The increase in income of $401,000 between the two periods was primarily the result of an increase in net interest income of $601,000, an increase in non-interest income of $408,000, partially offset by an increase in the provision for loss on loans of $40,000, an increase in non-interest expenses of $358,000 and an increase in income tax expense of $210,000.

         The Company reported net income of $511,000 for the six months ended September 30, 1997 compared to net income of $34,000 for the six months ended September 30, 1996. The increase in income of $477,000 between the two periods was primarily the result of an increase in net interest income of $1.3 million, and increase in non-interest income of $504,000, partially offset by an increase in the provision for loss on loans of $73,000, an increase in non-interest expenses of $959,000 and an increase in income tax expense of $248,000.

         Interest Income. Total interest income increased $1.2 million and $2.4 million for the three and six months ended September 30, 1997 as compared to the three and six months ended September 30, 1996. The increase in interest income resulted primarily from the inclusion of First National's interest income for the periods. The average yield on interest-earning assets increased from 7.6% and 7.3% for the three and six months ended September 30, 1996 to 7.9% for the three and six months ended September 30, 1997. The average yield increased due to an increase in higher yielding loans and investments as a result of the acquisition of First National, as well as, an increase in the origination of higher yielding loans. The average balance of interest-earning assets increased from $65.1 million at September 30, 1996 to $120.7 million at September 30, 1997. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, mortgage-backed and investment securities and other interest-earning assets as a result of the acquisition of First National.

         Interest Expense. Interest expense increased $564,000 and $1.1 million for the three and six months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of the inclusion of First National's interest expense for the period. The average balance of interest-earning liabilities increased from $49.9 million at September 30, 1996 to $101.2 million at September 30, 1997 as a result of the inclusion of First National's interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased to 4.8% and 4.7% for the three and six months ended September 30, 1997 from 5.1% and 5.2% for the three and six months ended September 30, 1996. The average cost of interest-bearing liabilities decreased primarily as a result of the acquisition of a substantial amount of non-certificate accounts, including transaction accounts, from First National as well as the success of Classic Bank's efforts to increase its non-certificate accounts.

         Provision for Loan Losses. The Company's provision for loan losses totaled $55,000 and $102,500 for the three and six months ended September 30, 1997 compared to $15,000 and $30,000 for the three and six months ended September 30, 1996 based on management's overall assessment of the loan portfolio. The increase was due to an increase in foreclosed assets as well as an increase in charge-offs as a result of the acquisition of First National. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $408,000 and $504,000 for the three and six months ended September 30, 1997 compared to the same period in 1996. The increase was primarily the result of a $330,000 gain recorded from the settlement of First National's pension plan. The settlement of the pension plan is the result of merging First National's plan into Classic Bank's pension plan, creating one pension plan for the Company. Non-interest income also increased due to an increase in service charges and other fees on deposits of approximately $77,000 and $145,000 for the three and six month period. The increase in service charges and other fees on deposits is the result of the inclusion of First National's income, as well as, an increase in service charges on deposits charged by Classic Bank. Non-interest income also increased due to a gain on sale of securities of $18,000 for the three and six month period, an increase in other income of $20,000 and $48,000 for the three and six month period partially offset by a loss on disposal of assets of $37,000 for the three and six month period.

         Non-interest Expense. Non-interest expense increased $358,000 for the three months ended September 30, 1997 compared to the same period in 1996. Non-interest expenses increased due to an increase in compensation and benefits of $300,000 for the three month period; an increase in occupancy expense of $129,000 for the three month period; a loss on foreclosed real estate of $53,000 due to a write-down and other expenses related to foreclosed real estate; the amortization of goodwill of $31,000 and an increase in audit, legal and other general and administrative expenses of $180,000 for the three month period partially offset by a decrease in federal deposit insurance premiums of $335,000. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees and the acquisition of First National for the three month period, and the establishment of a management recognition and retention plan. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities and the inclusion of the expenses of First National. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings, costs relative to the continued consolidation of the operations of the Company's subsidiaries and the inclusion of the expenses of First National for the three month period. Federal deposit insurance premiums decreased as the result of a one-time special assessment for SAIF-insured institutions of $316,000 recorded during the September 30, 1996 quarter.

         Non-interest expense increased $959,000 for the six months ended September 30, 1997 compared to the same period in 1996. Non-interest expenses increased due to an increase in compensation and benefits of $631,000 for the six month period; an increase in occupancy expense of $221,000 for the six month period; a loss on foreclosed real estate of $53,000 due to a write-down and other expenses related to foreclosed real estate; the amortization of goodwill of $62,000 and an increase in audit, legal and other general and administrative expenses of $347,000 for the six month period partially offset by a decrease in federal deposit insurance premiums of $355,000. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees and the acquisition of First National for the six month period, and the establishment of a management recognition and retention plan. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities and the inclusion of the expenses of First National. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings, costs relative to the continued consolidation of the operations of the Company's subsidiaries, and the inclusion of the expenses of First National for the six month period. Federal deposit insurance premiums decreased as the result of a one-time special assessment for SAIF-insured institutions of $316,000 recorded during the September 30, 1996 quarter.

         Non-interest expense is anticipated to increase significantly during the last quarter of fiscal 1998 when the Company opens two new branches located in Greenup and Boyd counties in Kentucky.

         Income Tax Expense. Income tax expense increased $210,000 and $248,000 for the three and six months ended September 30, 1997 primarily due to an increase in income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 1997 was $834,000 or .9% of the total loans. The March 31, 1997 allowance for loan loss was $801,000, or 1.0% of total loans. The allowance for loan losses at September 30, 1997 was allocated as follows:
$222,000 to one-to-four family real estate loans, $108,000 to commercial real estate loans, $54,000 to commercial business loans, $95,000 to consumer loans and $355,000 remained unallocated.

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

                                                     September 30, 1997         March 31, 1997
                                                     ------------------         --------------
                                                                (Dollars in Thousands)
Non-Accruing Loans .................................       $  283                   $  559
Accruing Loans Delinquent 90 Days or More                     324                      157
Foreclosed Assets ..................................          283                      360
                                                           ------                   ------
Total Non-Performing Assets ........................       $  890                   $1,076
Total Non-Performing Assets as a
         Percentage of Total Assets ................          .7%                    .8%

         Total non-performing assets decreased $186,000 from March 31, 1997 to September 30, 1997. The decrease in non-performing assets is the result of an in management's collection efforts.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of September 30, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1997 and March 31, 1997, cash and cash equivalents totaled $4.0 million and $8.8 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At September 30, 1997, the Company had $7.5 million in borrowings outstanding with the FHLB.

         Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of September 30, 1997 and March 31, 1997, the Bank's liquidity ratios were 5.02% and 5.0% respectively.

         At September 30, 1997, the Company had outstanding commitments to originate loans of $5.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 1997, Classic Bank exceeded all current regulatory capital standards.

                                           Regulatory                      Actual Capital
                                       Capital Requirement                    (CB Only)
                                       -------------------                    ---------
                                     Amount           Percent           Amount         Percent
                                     ------           -------           ------         -------
                                                       (Dollars in Thousands)
         Risk-Based                 $2,761             8.0%             $8,001          23.2%
         Core Capital                1,977             3.0               7,674          11.6

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements applicable to First National and its actual capital ratios. As of September 30, 1997, First National exceeded all current regulatory capital standards.

                                                     Regulatory                      Actual Capital
                                                 Capital Requirement                    (FN Only)
                                                 -------------------                    ---------
                                             Amount            Percent            Amount       Percent
                                             ------            -------            ------       -------
                                                                (Dollars in Thousands)
         Risk-Based Capital
           (to Risk Weighted Assets)         $2,937             8.0%             $8,378          22.8%
         Tier 1 Capital
           (to Risk Weighted Assets)          1,469             4.0               7,918          21.6

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

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              Exhibits
                   Exhibit 27 Financial Data Schedule

              Reports on Form 8-K
                The Registrant filed the following current reports on Form 8-K during the three months ended September 30, 1997:

                    Press release, dated July 28, 1997 announcing the results of September 30, 1997 quarter and declaration of a cash dividend.

                                   SIGNATURES


              Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CLASSIC BANCSHARES, INC.
                                                      REGISTRANT





Date: November 14, 1997    /s/ David B. Barbour
      -----------------    ----------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer
                           and Director (Duly Authorized Officer)





Date: November 14, 1997    /s/ Lisah M. Frazier
      -----------------    ----------------------------------------------------
                           Lisah M. Frazier, Vice President, Treasurer and
                           Chief Financial Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS


   Exhibit
    Number
    ------

     27                 Financial Data Schedule