Form 10QSB
period 1997-12-31
CLASSIC BANCSHARES INC
filed 1998-02-13
CIK 1001627

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                    --------------------------------------

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to ___________


       Commission File Number 0-27170


                           CLASSIC BANCSHARES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                           Delaware                                                      61-1289391
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)

    344 Seventeenth Street, Ashland, Kentucky                                               41101
-----------------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                            (ZIP Code)

Registrant's telephone number, including area code:       (606) 325-4789
                                                          --------------


              Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              As of February 10, 1998, there were 1,322,500 shares of the Registrant's common stock issued and 1,299,950 shares outstanding.

              Transitional Small Disclosure (check one):  Yes [   ]    No [X]

                           CLASSIC BANCSHARES, INC.

                                     INDEX

                                                                                                        Page
                                                                                                       Number
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 1997 (Unaudited)
              and March 31, 1997                                                                          3

              Consolidated Statements of Income for the three and nine months
              ended December 31, 1997 and 1996                                                            4

              Consolidated Statements of Stockholders' Equity for the nine months
              ended December 31, 1997 and Year Ended March 31, 1997                                       5

              Consolidated Statements of Cash Flows for the nine months ended
              December 31, 1997 and 1996                                                                 6-7

              Notes to Consolidated Financial Statements                                                 8-9


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     10-16

PART II.      OTHER INFORMATION                                                                          17

              Signatures                                                                                 18

              Index to Exhibits                                                                          19

                           CLASSIC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,               March 31,
                                                                                  1997                     1997
                                                                                  ----                     ----
                                                                               (Unaudited)
ASSETS
  Cash and due from bank                                                          $ 3,099,873             $ 3,309,309
  Federal funds sold and securities purchased under resell agreement                   25,000               5,525,000
  Certificates of deposits in other financial institutions                            293,000                 293,000
  Investment securities available for sale                                         21,625,584              23,374,597
  Mortgage-backed securities available for sale                                     8,229,986               7,884,835
  Loans receivable, net                                                            89,073,340              81,727,685
  Real estate acquired in the settlement of loans                                     228,690                 336,337
  Accrued interest receivable                                                         927,457                 690,186
  Federal Home Loan Bank and Federal Reserve Bank stock                             1,279,850               1,015,400
  Premises and equipment, net                                                       3,856,252               3,297,016
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                                 2,933,326               3,026,389
  Other assets                                                                      1,220,670               1,074,481
                                                                                -------------           -------------

TOTAL ASSETS                                                                    $ 132,793,028           $ 131,554,235
                                                                                =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                       $ 99,718,817           $ 100,519,473
  Securities sold under agreement to repurchase                                     3,529,086               4,955,766
  Advances from Federal Home Loan Bank                                              6,760,000               4,750,000
  Treasury tax and loan note                                                          704,418                 428,954
  Accrued expenses and other liabilities                                              489,502                 287,836
  Accrued interest payable                                                            349,231                 217,731
  Accrued income taxes                                                                 97,902                  90,588
  Long-term debt                                                                      575,000                 650,000
  Deferred income taxes                                                               573,985                 284,087
                                                                                -------------           -------------

              Total Liabilities                                                 $ 112,797,941           $ 112,184,435
                                                                                -------------           -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,299,950 outstanding                                                 $ 13,225                $ 13,225
  Additional paid-in capital                                                       12,689,158              12,689,158
  Retained earnings - substantially restricted                                      8,709,310               8,172,085
  Net unrealized gain (loss) on securities available for sale                         256,430                 (58,614)
  Unearned ESOP shares                                                               (918,660)               (918,660)
  Unearned RRP shares                                                                (454,428)               (486,055)
  Minimum pension liability adjustment                                                (10,298)                (11,376)
  Treasury stock, at cost                                                            (289,650)                (29,963)
                                                                                -------------           -------------

              Total Stockholders' Equity                                        $  19,995,087           $  19,369,800
                                                                                -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 132,793,028           $ 131,554,235
                                                                                =============           =============

         See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        DECEMBER 31,                        DECEMBER 31,
                                                                        ------------                        ------------
                                                                     1997              1996              1997               1996
                                                                     ----              ----              ----               ----
INTEREST INCOME
  Loans                                                          $ 1,892,380       $ 1,683,279        $ 5,541,428       $ 3,471,561
  Investment securities                                              353,897           424,971          1,120,971           762,406
  Mortgage-backed securities                                         130,870            44,946            424,384           135,627
  Other interest earning assets                                       13,703           187,383             58,029           362,877
                                                                   ---------         ---------          ---------         ---------
             Total Interest Income                                 2,390,850         2,340,579          7,144,812         4,732,471
                                                                   ---------         ---------          ---------         ---------

INTEREST EXPENSE
  Interest on deposits                                             1,058,765         1,081,419          3,139,859         2,291,970
  Interest on FHLB Advances                                           92,539            91,277            277,372           154,611
  Interest on other borrowed funds                                    65,153            16,896            196,524            16,896
                                                                   ---------         ---------          ---------         ---------
             Total Interest Expense                                1,216,457         1,189,592          3,613,755         2,463,477
                                                                   ---------         ---------          ---------         ---------

             Net Interest Income                                   1,174,393         1,150,987          3,531,057         2,268,994

Provision for loss on loans                                           25,000            37,500            127,500            67,500
                                                                   ---------         ---------          ---------         ---------

             Net interest income after
              provision for loss on
              loans                                                1,149,393         1,113,487          3,403,557         2,201,494
                                                                   ---------         ---------          ---------         ---------

NON-INTEREST INCOME
  Service charges and other fees                                     110,844            60,607            269,069            66,088
  Gain on sale of securities
    available for sale                                                10,437             7,844             28,491             7,844
  Pension plan settlement gain                                             -                 -            329,915                 -
  Loss on disposal of assets                                               -                 -            (31,971)                -
  Other income                                                        34,722            36,164             87,258            39,941
                                                                   ---------         ---------          ---------         ---------
             Total Non-Interest Income                               156,003           104,615            682,762           113,873
                                                                   ---------         ---------          ---------         ---------

NON-INTEREST EXPENSES
  Compensation and benefits                                          437,965           379,103          1,337,003           647,343
  Occupancy and equipment expense                                    122,060           105,386            397,728           160,059
  Federal deposit insurance premiums                                  10,585            26,966             25,209           396,970
  (Gain) loss on foreclosed real estate                              (27,645)                -             25,595              (500)
  Goodwill amortization                                               31,133            31,134             93,063            31,134
  Other general and administrative
     expenses                                                        336,429           278,539          1,096,122           691,746
                                                                   ---------         ---------          ---------         ---------
             Total Non-Interest Expense                              910,527           821,128          2,974,720         1,926,752
                                                                   ---------         ---------          ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    394,869           396,974          1,111,599           388,615

             Income tax expense (benefit)                            113,977           138,899            319,976            96,465
                                                                   ---------         ---------          ---------         ---------

NET INCOME (LOSS)                                                  $ 280,892         $ 258,075          $ 791,623         $ 292,150
                                                                   =========         =========          =========         =========

Basic earnings per common share                                    $    0.23         $    0.21          $    0.65         $    0.24
                                                                   =========         =========          =========         =========

         See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         NET UNREALIZED
                                                         ADDITIONAL                      GAIN (LOSS) ON
                                          COMMON          PAID-IN          RETAINED       AVAILABLE FOR       UNEARNED
                                          STOCK           CAPITAL          EARNINGS      SALE SECURITIES     ESOP SHARES
                                          -----           -------          --------      ---------------     -----------
Balance at April 1, 1996               $     13,225     $ 12,710,898      $  7,707,753      $     86,285      $ (1,005,100)

  Net income for the year
   ended March 31, 1997                        --               --             622,619              --                --
  Dividend paid                                --               --            (158,287)             --                --
  ESOP shares earned                           --             15,213              --                --              86,440
  Change in unrealized gain
   (loss) on securities available
   for sale                                    --               --                --            (144,899)             --
  Shares repurchased for
    RRP Plan                                   --            (36,953)             --                --                --
  RRP shares earned                            --               --                --                --                --
  Amortization of minimum
    pension liability adjustment               --               --                --                --                --
                                       ------------     ------------      ------------      ------------      ------------

Balances at March 31, 1997                   13,225       12,689,158         8,172,085           (58,614)         (918,660)

  Net income for the nine months
   ended December 31, 1997                     --               --             791,623              --                --
  Dividend paid                                --               --            (254,398)             --                --
  Change in unrealized gain
    (loss) on securities available
    for sale                                   --               --                --             315,044              --
  Amortization of minimum
    pension liability adjustment               --               --                --                --                --
  RRP shares earned                            --               --                --                --                --
  Purchased 20,000 shares
    of treasury stock                          --               --                --                --                --
                                       ------------     ------------      ------------      ------------      ------------

Balances at December 31, 1997          $     13,225     $ 12,689,158      $  8,709,310      $    256,430      $   (918,660)

                         [RESTUBBED FROM TABLE ABOVE]

                                                             MINIMUM
                                                             PENSION
                                          UNEARNED          LIABILITY       TREASURY
                                         RRP SHARES         ADJUSTMENT        STOCK             TOTAL
                                         ----------         ----------        -----             -----
Balance at April 1, 1996               $       --        $    (12,798)     $       --        $ 19,500,263

  Net income for the year
   ended March 31, 1997                        --                --                --             622,619
  Dividend paid                                --                --                --            (158,287)
  ESOP shares earned                           --                --                --             101,653
  Change in unrealized gain
   (loss) on securities available
   for sale                                    --                --                --            (144,899)
  Shares repurchased for
    RRP Plan                               (554,659)             --             (29,963)         (621,575)
  RRP shares earned                          68,604              --                --              68,604
  Amortization of minimum
    pension liability adjustment               --               1,422              --               1,422
                                       ------------      ------------      ------------      ------------

Balances at March 31, 1997                 (486,055)          (11,376)          (29,963)       19,369,800

  Net income for the nine months
   ended December 31, 1997                     --                --                --             791,623
  Dividend paid                                --                --                --            (254,398)
  Change in unrealized gain
    (loss) on securities available
    for sale                                   --                --                --             315,044
  Amortization of minimum
    pension liability adjustment               --               1,078              --               1,078
  RRP shares earned                          31,627              --                --              31,627
  Purchased 20,000 shares
    of treasury stock                          --                --            (259,687)         (259,687)
                                       ------------      ------------      ------------      ------------

Balances at December 31, 1997          $   (454,428)     $    (10,298)     $   (289,650)       19,995,087

         See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                        ---------------------
                                                                        1997             1996
                                                                        ----             ----
OPERATING ACTIVITIES
  Net Income                                                       $   791,623      $   292,150
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                   229,840           96,918
       Provision for loss on loans                                     127,500           67,500
       Gain on sale of securities available for sale                   (28,491)          (7,844)
       Loss on disposal of assets                                       31,971             --
       Federal Home Loan Bank stock dividends                          (50,900)         (37,100)
       Deferred income tax expense (benefit)                           118,622           (8,977)
       Loss (gain) on foreclosed real estate                            19,647             (500)
       Amortization and accretion of invesment
         securities premiums and discounts, net                          5,687            4,879
       Amortization of goodwill                                         93,063           31,134
  Decrease (increase) in:
       Accrued interest receivable                                    (237,271)           4,076
       Other assets                                                   (146,189)         106,730
  Increase (decrease) in:
       Accrued interest payable                                        131,500          (73,382)
       Accrued income taxes                                              7,314           44,511
       Accounts payable and accrued expenses                           201,666          201,258
                                                                   -----------      -----------
             Net cash provided by operating activities               1,295,582          721,353
                                                                   -----------      -----------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                       8,230,979        5,821,400
       Purchased                                                    (6,242,157)      (3,312,802)
  Mortgage-backed securities:
       Proceeds from sale                                            1,004,375        2,171,786
       Purchased                                                    (2,187,378)      (4,040,006)
       Principal payments                                              894,120          257,121
  Certificates of deposits:
      Proceeds from maturities                                            --            195,000
  Loan originations and principal payments, net                     (7,472,490)      (8,350,480)
  Proceeds from the sale of foreclosed real estate                     100,000            5,500
  Proceeds from the sale of equipment                                   53,403             --
  Purchases of software                                                (26,321)            --
  Purchases of premises and equipment                                 (828,589)        (644,139)
  Cash and cash equivalents acquired in purchase of subsidiary
    in excess of cash invested                                            --          4,411,002
                                                                   -----------      -----------
             Net cash used by investing activities                  (6,474,058)      (3,485,618)
                                                                   -----------      -----------

         See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                             1997            1996
                                                                             ----            ----
FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                      (800,659)      (1,677,915)
  Net proceeds from FHLB borrowings                                       2,010,000        4,500,000
  Repayment of long-term borrowings                                         (75,000)         (25,000)
  Decrease in securities sold under agreements to repurchase             (1,426,680)        (288,175)
  Net increase (decrease)  in term treasury tax and loan borrowings         275,464          (22,979)
  Purchase of treasury stock                                               (259,687)            --
  Dividends paid                                                           (254,398)         (73,320)
  RRP stock repurchase                                                         --           (621,575)
  Long-term note assumed in acquisition of subsidiary                          --            700,000
                                                                        -----------      -----------
             Net cash (used) provided by financing activities              (530,960)       2,491,036
                                                                        -----------      -----------

(Decrease) increase in cash and cash equivalents                         (5,709,436)        (273,229)
Cash and cash equivalent at beginning of period                           8,834,309        6,523,462
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $ 3,124,873      $ 6,250,233
                                                                        ===========      ===========

         See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         The financial statements for 1997 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for December 31, 1997 and March 31, 1997 are for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and nine months ended December 31, 1997. The statement of income for the three months ended December 31, 1996 include the operations of the Company, Classic Bank and First National. The statement of income for the nine months ended December 31, 1996 includes only the operations of the Company and Classic Bank for the first six months and the operations of the Company, Classic Bank and First National for the last three months. First National was acquired as of the close of business, September 30, 1996, in a transaction accounted for under the purchase method of accounting.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 1997, and the results of operations for all interim periods presented.

         Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998.

(3)      Basic Earnings Per Share of Common Stock
         During the quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under Statement 128, basic earnings per share of common stock replaces "primary earnings per share," and is computed by dividing income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Basic earnings per share does not consider dilution from potentially dilutive securities such as stock options, warrants, convertible securities and contingent share agreements. Diluted earnings per share replaces "fully diluted earnings per share". It assumes dilutive potential common shares have been issued.

         Weighted average number of shares used in the basic earnings per share computations was 1,208,084 for the three month period ended December 31, 1997 and 1,211,557 for the nine month period ended December 31, 1997. Weighted average number of shares used in the earnings per share computations was 1,217,688 for the three month period ended December 31, 1996 and 1,213,450 for the nine month period ended December 31, 1996. The diluted earnings per share do not differ materially from the basic earnings per share and therefore, have not been disclosed.

(4)      Employee Stock Ownership Plan (ESOP)
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion . Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $30,683 and $92,999 for the three and nine months ended December 31, 1997 and $24,000 and $73,080 for the three and nine months ended December 31, 1996. As of December 31, 1997, the Company considered 91,866 shares as unearned ESOP shares with a fair value of $1,538,756.

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

(6)      Cash Dividend
         On January 12, 1998, the Board declared a cash dividend of $.07 per share payable on February 9, 1998 to shareholders of record on January 26, 1998.

(7)      Pension Plan Settlement Gain
         During the nine month period ended December 31, 1997, the Company merged the pension plan of First National into Classic Bank's pension plan, creating one pension plan for the Company. As a result, the Company recorded a one-time gain of approximately $330,000 from the settlement of First National's pension plan.

(8)      Supplemental Disclosure of Cash Flows Information

                                                  Nine months ended December 31,
                                                  ------------------------------
                                                        1997       1996
                                                        ----       ----

         Cash paid for:
              Interest                               $1,371,015  $1,106,865
              Taxes                                     255,082      77,923
         Noncash investing activities:
              Transfer from loans to real estate
                 acquired through foreclosure            59,989      10,000

                                PART I - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's total assets increased $1.2 million, or .9%, from $131.6 million at March 31, 1997 to $132.8 million at December 31, 1997. The increase was due primarily to an increase in loans of $7.3 million, an increase in mortgage-backed securities of $350,000 and an increase in premises and equipment of $560,000 partially offset by a decrease in cash and cash equivalents of $5.7 million and a decrease in investment securities of $1.4 million.

         Net loans receivable increased $7.3 million from $81.7 million at March 31, 1997 to $89.0 million at December 31, 1997 due to aggressive origination efforts and strong loan demand that resulted in originations of $14.2 million of one to four family loans, $3.2 million in commercial real estate loans, $8.6 million in commercial business loans and $6.2 million in consumer loans offset by repayments since March 31, 1997.

         Investment securities decreased approximately $1.4 million from March 31, 1997 to December 31, 1997 primarily as the result of purchases of $6.2 million and an increase in the market value on these available for sale securities of approximately $200,000 partially offset by sold or called securities of $8.2 million. Mortgage-backed securities increased approximately $350,000 from $7.9 million at March 31, 1997 to $8.2 million at December 31, 1997. The increase was primarily the result of purchases of $2.2 million partially offset by sales of $1.0 million and principal repayments.

         Premises and equipment increased approximately $560,000 from March 31, 1997 to December 31, 1997 primarily as the result of the construction of two new branch offices which are scheduled to open in the next quarter.

         Net deposits decreased $800,000 from $100.5 million at March 31, 1997 to $99.7 million at December 31, 1997. The decrease in deposits was due to increased competition within the Company's market area. Securities sold under agreement to repurchase decreased $1.4 million from $4.9 million at March 31, 1997 to $3.5 million at December 31, 1997. The decrease was due to a withdrawal in the normal course of business.

         Federal Home Loan Bank advances increased $2.1 million from $4.7 million at March 31, 1997 to $6.8 million at December 31, 1997. Net proceeds from advances were used to fund loan demand and the outflow of deposits and repurchase agreements.

         Total stockholders' equity was $19.4 million at March 31, 1997 compared to $20.0 million at December 31, 1997.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

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

         The Company reported net income of $281,000 during the three months ended December 31, 1997 compared to net income of $258,000 during the three months ended December 31, 1996. The increase in income of $23,000 between the two periods was primarily the result of an increase in net interest income of $23,000, an increase in non-interest income of $51,000, a decrease in the provision for loss on loans of $13,000, and a decrease in income tax expense of $25,000 partially offset by an increase in non-interest expenses of $89,000.

         The Company reported net income of $792,000 for the nine months ended December 31, 1997 compared to net income of $292,000 for the nine months ended December 31, 1996. The increase in income of $500,000 between the two periods was primarily the result of an increase in net interest income of $1.2 million, and increase in non-interest income of $570,000, partially offset by an increase in the provision for loss on loans of $60,000, an increase in non-interest expenses of $1.0 million and an increase in income tax expense of $224,000.

         Interest Income. Total interest income increased $50,000 and $2.4 million for the three and nine months ended December 31, 1997 as compared to the three and nine months ended December 31, 1996. The increase in interest income for the three month period resulted primarily from an increase in the average yield on interest-earning assets. The increase in interest income for the nine month period resulted primarily from the inclusion of First National's interest income for the period. The average yield on interest-earning assets increased from 7.8% and 7.6% for the three and nine months ended December 31, 1996 to 7.9% for the three and nine months ended December 31, 1997. The average yield increased due to an increase in the origination of higher yielding loans and an increase in higher yielding investments. The average balance of interest-earning assets increased from $83.2 million at December 31, 1996 to $120.7 million at December 31, 1997. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, mortgage-backed and investment securities and other interest-earning assets as a result of the acquisition of First National.

         Interest Expense. Interest expense increased $26,000 and $1.2 million for the three and nine months ended December 31, 1997 as compared to the same period in 1996. Interest expense increased for the three month period primarily due to an increase in the cost of interest-bearing liabilities. Interest expense increased for the nine month period primarily as a result of the inclusion of First National's interest expense for the entire nine month period compared to only three months for the same period in 1996. The average balance of interest-bearing liabilities increased from $66.6 million at December 31, 1996 to $101.1 million at December 31, 1997 as a result of the inclusion of First National's interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.8% for the three and nine months ended December 31, 1997 compared to 4.7% and 5.0% for the three and nine months ended December 31, 1996. The average cost of interest-bearing liabilities increased slightly for the three month period due to an increase in the average rate paid on deposits in order to be competitive within the Company's market area. The average cost of interest-bearing liabilities decreased for the nine month period primarily as a result of the acquisition of a substantial amount of non-certificate accounts, including transaction accounts, from First National as well as the success of Classic Bank's efforts to increase its non-certificate accounts.

         Provision for Loan Losses. The Company's provision for loan losses totaled $25,000 and $127,500 for the three and nine months ended December 31, 1997 compared to $37,500 and $67,500 for the three and nine months ended December 31, 1996 based on management's overall assessment of the loan portfolio. The increase for the nine month period was due to an increase in charge-offs as a result of the acquisition of First National. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $51,000 and $570,000 for the three and nine months ended December 31, 1997 compared to the same period in 1996. The increase for the three month period was due to an increase in service charges and other fees on deposits. The increase for the nine month period was primarily the result of a $330,000 gain recorded from the settlement of First National's pension plan. The settlement of the pension plan is the result of merging First National's plan into Classic Bank's pension plan, creating one pension plan for the Company. Non-interest income also increased for the nine month period due to an increase in service charges and other fees on deposits of approximately $203,000, an increase in gain on sale of securities of $20,000, and an increase in other income of $48,000 partially offset by a loss on disposal of assets of $31,000. The increase in service charges and other fees on deposits is the result of the inclusion of First National's income, as well as, an increase in service charges on deposits charged by Classic Bank.

         Non-interest Expense. Non-interest expense increased $89,000 for the three months ended December 31, 1997 compared to the same period in 1996. Non-interest expenses increased for the three month period due to an increase in compensation and benefits of $59,000; an increase in occupancy expense of $17,000; an increase in advertising expense of $16,000, an increase in the Kentucky bank franchise tax of $15,000, and an increase in other general and administrative expenses of $26,000 partially offset by a gain on foreclosed real estate of $28,000 and a decrease in federal deposit insurance premiums of $16,000. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities. The increase in the bank franchise tax was the result of new legislation. The increase in advertising and other general and administrative expenses were the result of the introduction of new product offerings and increases in expenses related to automated teller machines due to the increased number of automated teller machine locations. Federal deposit insurance premiums decreased as the result of a one-time special assessment for SAIF-insured institutions of $316,000 recorded during the September 30, 1996 quarter.

         Non-interest expense increased $1.0 million for the nine months ended December 31, 1997 compared to the same period in 1996. Non-interest expenses increased due to an increase in compensation and benefits of $690,000; an increase in occupancy expense of $238,000; an increase in the amortization of goodwill of $62,000, a net loss on foreclosed real estate of $25,000 and an increase in audit, legal and other general and administrative expenses of $404,000 partially offset by a decrease in federal deposit insurance premiums of $372,000. The increase in compensation and benefits was due to the net increase in the number of employees as a result of the hiring of new employees and the acquisition of First National. The increase in occupancy expenses resulted from increased depreciation as a result of improvements made to the facilities and the inclusion of the expenses of First National. The increases in audit, legal and general and administrative expenses were the result of the introduction of new product offerings, costs relative to the continued consolidation of the operations of the Company's subsidiaries, and the inclusion of the expenses of First National for the entire nine month period in 1997 compared to only three months of expenses for the nine month period in 1996. Federal deposit insurance premiums decreased as the result of a one-time special assessment for SAIF-insured institutions of $316,000 recorded during the September 30, 1996 quarter.

         Non-interest expense is anticipated to increase significantly during the last quarter of fiscal 1998 when the Company opens two new branches located in Greenup and Boyd counties in Kentucky.

         Income Tax Expense. Income tax expense decreased $25,000 for the three months ended December 31, 1997 primarily due to an decrease in income before income taxes and an increase in tax exempt income. Income tax expense increased $224,000 the nine months ended December 31, 1997 due to an increase in income before income taxes.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 1997 was $827,000 or

 .9% of the total loans. The March 31, 1997 allowance for loan loss was $801,000, or 1.0% of total loans. The allowance for loan losses at December 31, 1997 was allocated as follows: $305,000 to one-to-four family real estate loans, $43,000 to commercial real estate loans, $60,000 to commercial business loans, $106,000 to consumer loans and $313,000 remained unallocated.

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

                                            December 31, 1997     March 31, 1997
                                            -----------------     --------------
                                                  (Dollars in Thousands)
Non-Accruing Loans .........................     $  221            $  559
Accruing Loans Delinquent 90 Days or More           107               157
Foreclosed Assets ..........................        228               360
                                                 ------            ------
Total Non-Performing Assets ................     $  556            $1,076
Total Non-Performing Assets as a
         Percentage of Total Assets ........         .4%               .8%

         Total non-performing assets decreased $520,000 from March 31, 1997 to December 31, 1997. The decrease in non-performing assets is the result of an increase in management's collection efforts and the sale of foreclosed real estate.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of December 31, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1997 and March 31, 1997, cash and cash equivalents totaled $3.1 million and $8.8 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 1997, the Company had $6.8 million in borrowings outstanding with the FHLB.

         Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of December 31, 1997 and March 31, 1997, the Bank's liquidity ratios were 4.7% and 5.0% respectively.

         At December 31, 1997, the Company had outstanding commitments to originate loans of $6.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 1997, Classic Bank exceeded all current regulatory capital standards.

                                             Regulatory        Actual Capital
                                        Capital Requirement       (CB Only)
                                        -------------------       ---------
                                        Amount      Percent   Amount   Percent
                                        ------      -------   ------   -------
                                                 (Dollars Thousands)
         Risk-Based                      $2,752       8.0%     $8,073    23.5%
         Core Capital                     1,977       3.0       7,747    11.6

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997, the capital requirements applicable to First National and its actual capital ratios. As of December 31, 1997, First National exceeded all current regulatory capital standards.

                                             Regulatory        Actual Capital
                                        Capital Requirement       (FN Only)
                                        -------------------       ---------
                                        Amount      Percent   Amount   Percent
                                        ------      -------   ------   -------
                                                 (Dollars in Thousands)
         Risk-Based Capital
           (to Risk Weighted Assets)     $2,991       8.0%     $8,658     22.9%
         Tier 1 Capital
           (to Risk Weighted Assets)      1,495       4.0       8,190     21.9

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

              Reports on Form 8-K
                   None

                                  SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CLASSIC BANCSHARES, INC.
                                                      REGISTRANT





Date:   February 13, 1998                    /s/ David B. Barbour
        ------------------------             --------------------------------------------------------------
                                             David B. Barbour, President, Chief Executive Officer
                                             and Director (Duly Authorized Officer)





Date:   February 13, 1998                    /s/ Lisah M. Frazier
        ------------------------             --------------------------------------------------------------
                                             Lisah M. Frazier, Vice President, Treasurer and
                                             Chief Financial Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS



  Exhibit
   Number
   ------

     27                 Financial Data Schedule