Form 10KSB
period 1998-03-31
CLASSIC BANCSHARES INC
filed 1998-06-29
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]
     For the transition period from __________________ to __________________

                         COMMISSION FILE NUMBER 0-27170

                            CLASSIC BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                          61-1289391
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

344 Seventeenth Street, Ashland, Kentucky                           41101
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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer had $10.4 million in gross income for the year ended March 31, 1998.

     As of June 15, 1998, there were issued and outstanding 1,299,590 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq SmallCap Market as of June 15, 1998 was approximately $15.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended March 31, 1998. PART III of Form 10-KSB--Proxy Statement for the 1998 Annual Meeting of Stockholders.

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

     At March 31, 1998, the Company had total consolidated assets of $131.1 million, deposits of $104.9 million and stockholders' equity of $20.4 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and Paintsville Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 325-4789.

     As community-oriented financial institutions, Classic Bank and Paintsville Bank seek to serve the financial needs of communities in their respective market areas. Their businesses involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one-to four-family residential mortgage loans and, to a lesser extent, consumer, commercial real estate, commercial business, multi-family and construction loans in their respective market areas. Classic Bank and Paintsville Bank also invest in mortgage-backed and related securities and investment securities and other permissible investments. See "Investment Activities - Investment Securities" and "Mortgage-Backed and Related Securities."

     The Board of Directors has adopted a "community bank" oriented strategy designed to provide planned and profitable growth, sustained profitability and maintain safety and soundness. The principal elements of this strategy include
(i) attracting lower cost deposits through an increased emphasis on transaction accounts, (ii) increasing the amount and type of consumer loan products offered,
(iii) expanding commercial real estate and commercial business lending operations, (iv) increasing non-interest income through new product offerings and aggressive pricing structures (v) enhancing traditional and non-traditional branch locations, including the acquisition of other financial institutions to the extent opportunities arise, (vi) improving operating efficiencies through the utilization of technology and low cost delivery systems, (vii) reviewing on an ongoing basis loan underwriting standards, asset quality and (viii) maintaining a capital position that exceeds regulatory guidelines.

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

Acquisition

     On September 30, 1996, the Company acquired First Paintsville, the former holding company of Paintsville Bank, for $9.3 million in cash. In connection with the acquisition of First Paintsville, the Company assumed approximately $722,000 of long-term debt of First Paintsville. At September 30, 1996, First Paintsville had total assets of $66.6 million, deposits of $52.8 million and stockholders' equity of $10.2 million. Paintsville Bank engages in retail and commercial banking, including one-to four-family, consumer and commercial business lending, and provides trust services. Paintsville Bank also offers a variety of certificate, savings, money market and checking accounts and credit cards.

Market Area

     Classic Bank serves primarily Boyd and Greenup Counties, Kentucky through its main offices located at 344 Seventeenth Street in Ashland and two branch offices located in Greenup and Boyd counties.

     In connection with the adoption of its community bank-oriented strategy in fiscal 1996, Classic Bank expanded its market area to include portions of Lawrence and Carter Counties, Kentucky, Lawrence County, Ohio and Wayne and Cabell Counties, West Virginia.

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

Lending Activities

     General. The principal lending activity of the Company is originating for its portfolio mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a lesser extent, the Company also originates consumer, commercial business, commercial real estate, construction and multi-family loans in its market area. At March 31, 1998, loans receivable, net, totaled $90.1 million. See "Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities."

     Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                         March 31,
                                           1998                            1997                            1996
                                  ------------------------        ------------------------        -----------------------
                                   Amount         Percent          Amount         Percent          Amount        Percent
                                  --------       ---------        --------       ---------        --------      ---------
                                                                   (Dollars in Thousands)
Real Estate Loans
 One- to four-family ...........  $ 66,078            72.6%       $ 62,413            75.3%       $ 38,944           87.5%
 Commercial ....................     8,970             9.9           6,877             8.3           2,509            5.7
 Multi-family ..................     1,497             1.6           1,104             1.3             215            0.5
 Construction ..................       426             0.5             832             1.0           1,132            2.5
                                  --------       ---------        --------       ---------        --------      ---------
     Total real estate loans ...    76,971            84.6          71,226            85.9          42,800           96.2
                                  --------       ---------        --------       ---------        --------      ---------

Other Loans
 Consumer Loans:
  Deposit account ..............       526             0.6             433             0.5             389            0.9
  Credit Card ..................       218             0.2             256             0.3              --             --
  Installment ..................     5,380             5.9           5,452             6.6              --             --
  Other ........................       991             1.1             697             0.8             229            0.5
                                  --------       ---------        --------       ---------        --------      ---------
     Total consumer loans ......     7,115             7.8           6,838             8.2             618            1.4
                                                                                                  --------      ---------
 Commercial business loans .....     6,942             7.6           4,794             5.9           1,063            2.4
                                  --------       ---------        --------       ---------        --------      ---------
     Total other loans .........    14,057            15.4          11,632            14.1           1,681            3.8
                                  --------       ---------        --------       ---------        --------      ---------
     Total loans ...............    91,028           100.0%         82,858           100.0%         44,481          100.0%
                                  ========       =========        ========       =========        ========      =========

Less
 Loans in process ..............       (29)                             (6)                            504
 Deferred fees and discounts ...       (68)                           (323)                            (31)
 Allowance for loan losses .....      (831)                           (801)                            286
                                  ---------                       --------                        --------
 Total loans receivable, net ...  $ 90,100                        $ 81,728                        $ 43,722
                                  =========                       ========                        ========

                                                        March 31,
                                           1995                            1994
                                  ------------------------       ------------------------
                                   Amount         Percent         Amount         Percent
                                  --------       ---------       --------       ---------
                                                   (Dollars in Thousands)
Real Estate Loans
 One- to four-family ...........  $ 35,005            96.9%      $ 32,239            95.8%
 Commercial ....................       630             1.7            805             2.4
 Multi-family ..................       118             0.3            161             0.5
 Construction ..................        --              --             --              --
                                  --------       ---------       --------       ---------
     Total real estate loans ...    35,753            98.9         33,205            98.7
                                  --------       ---------       --------       ---------

Other Loans
 Consumer Loans:
  Deposit account ..............       383             1.1            429             1.3
  Credit Card ..................        --              --             --              --
  Installment ..................        --              --             --              --
  Other ........................        --              --             --              --
                                  --------       ---------       --------       ---------
     Total consumer loans ......       383             1.1            429             1.3
                                  --------       ---------       --------       ---------
 Commercial business loans .....        --              --             --              --
                                  --------       ---------       --------       ---------
     Total other loans .........       383             1.1            429             1.3
                                  --------       ---------       --------       ---------
     Total loans ...............    36,136           100.0%        33,634           100.0%
                                  ========       =========       ========       =========

Less
 Loans in process ..............        97                            167
 Deferred fees and discounts ...        (4)                            42
 Allowance for loan losses .....       312                            318
                                  --------                       --------
 Total loans receivable, net ...  $ 35,731                       $ 33,107
                                  ========                       ========

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                               March 31,
                                                 1998                             1997                            1996
                                        ------------------------        ------------------------        -----------------------
                                         Amount         Percent          Amount         Percent          Amount        Percent
                                        --------       ---------        --------       ---------        --------      ---------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ............      $ 33,253            36.5%       $ 29,730            35.9%       $ 15,013           33.8%
  Commercial .....................         3,348             3.7           2,627             3.2             721            1.6
  Multi-family ...................         1,278             1.4             781             0.9             138             .3
 Construction ....................           426             0.5             814             1.0           1,132            2.5
                                        --------       ---------        --------       ---------        --------      ---------
     Total real estate loans .....        38,305            42.1          33,952            41.0          17,004           38.2
 Consumer ........................         6,161             6.8           6,154             7.4             567            1.3
                                        --------       ---------        --------       ---------        --------      ---------
 Commercial business .............         2,649             2.9           1,395             1.7              51             .1
                                        --------       ---------        --------       ---------        --------      ---------
     Total fixed-rate loans ......        47,115            51.8          41,501            50.1          17,622           39.6

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ............        32,825            36.1          32,683            39.4          23,931           53.8
  Commercial .....................         5,622             6.2           4,250             5.1           1,788            4.0
  Multi-family ...................           219             0.2             323             0.4              77             .2
  Construction ...................            --              --              18              --              --             --
                                        --------       ---------        --------       ---------        --------      ---------
     Total real estate loans .....        38,666            42.5          37,274            44.9          25,796           58.0
                                        --------       ---------        --------       ---------        --------      ---------
 Consumer ........................           954             1.0             684             0.8              51             .1
 Commercial business .............         4,293             4.7           3,399             4.2           1,012            2.3
                                        --------       ---------        --------       ---------        --------      ---------
     Total adjustable-rate loans .        43,913            48.2          41,357            49.9          26,859           60.4
                                        --------       ---------        --------       ---------        --------      ---------
     Total loans .................        91,028           100.0%         82,858           100.0%         44,481          100.0%
                                                       =========                       =========                      =========

Less:
 Loans in process ................           (29)                             (6)                            504
 Deferred fees and discounts .....           (68)                           (323)                            (31)
 Allowance for loan losses .......          (831)                           (801)                            286
                                        --------                        --------                       ---------
    Total loans receivable, net ..        90,100                          81,728                       $  43,722
                                        ========                        ========                       =========

                                                                March 31,
                                                 1995                             1994
                                        ------------------------        ------------------------
                                         Amount         Percent          Amount         Percent
                                        --------       ---------       --------       ---------
                                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ............      $ 11,811            32.7%      $ 13,275            39.5%
  Commercial .....................           424             1.2            525             1.5
  Multi-family ...................            34              .1             35              .1
 Construction ....................            --              --             --              --
                                        --------       ---------       --------       ---------
     Total real estate loans .....        12,269            34.0         13,835            41.1
 Consumer ........................           383             1.1            429             1.3
                                        --------       ---------       --------       ---------
 Commercial business .............           383             1.1            429             1.3
                                        --------       ---------       --------       ---------
     Total fixed-rate loans ......        12,652            35.1         14,264            42.4

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ............        23,194            64.2         18,964            56.4
  Commercial .....................           206              .5            280              .8
  Multi-family ...................            84              .2            126              .4
  Construction ...................            --              --             --              --
                                        --------       ---------       --------       ---------
     Total real estate loans .....        23,484            64.9         19,370            57.6
                                        --------       ---------       --------       ---------
 Consumer ........................            --              --             --              --
 Commercial business .............            --              --             --              --
                                        --------       ---------       --------       ---------
     Total adjustable-rate loans .        23,484            64.9         19,370            57.6
                                        --------       ---------       --------       ---------
     Total loans .................        36,136           100.0%        33,634           100.0%
                                                       =========                     =========

Less:
 Loans in process ................            97                            167
 Deferred fees and discounts .....            (4)                            42
 Allowance for loan losses .......           312                            318
                                        --------                      ---------
    Total loans receivable, net ..      $ 35,731                      $  33,107
                                        ========                      =========

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                           Real Estate
                         ------------------------------------------------------------------------------       -------      --------

                                                       Multi-family and
                          One- to Four-Family              Commercial               Construction                     Consumer
                         ---------------------       -----------------------    -----------------------       ---------------------
                                      Weighted                     Weighted                   Weighted                     Weighted
                                      Average                       Average                    Average                      Average
                          Amount       Rate           Amount          Rate       Amount          Rate          Amount        Rate
                         -------      --------       ---------      --------    ---------      --------       -------      --------
                                                                   (Dollars in Thousands)
       Due
-------------------
Within one year(1)         4,706           8.0%            456           9.6%   $     183           9.3%      $ 2,339           9.6%
One to two years ..          563           9.3              47          10.5           --            --         1,129          11.4
Two to three years           503          10.4             372           9.7           --            --         1,481          10.8
Three to five years        1,916           8.5           1,405           8.0           --            --         1,912           9.2
Five to ten years .        9,933           8.1           3,926           9.0           --            --           254          10.8
Ten to 15 years ...       18,110           7.9           3,566           9.0          243           9.3            --            --
Over 15 years .....       30,347           7.5             695           9.0           --            --            --            --
                         -------      --------       ---------      --------    ---------      --------       -------      --------
  Totals ..........      $66,078                     $  10,467                  $     426                     $ 7,115
                         =======                     =========                  =========                     =======

                                                           Commercial
                         ------------------------------------------------------------------------------
                              Business                        Other                     Total
                         ---------------------       -----------------------    -----------------------
                                      Weighted                     Weighted                   Weighted
                                      Average                       Average                    Average
                          Amount       Rate           Amount          Rate       Amount          Rate
                         -------      --------       ---------      --------    ---------      --------
                                                      (Dollars in Thousands)
       Due
-------------------
Within one year(1)         3,495           8.9%             --            --       11,179           8.7%
One to two years ..          215           9.3              --            --        1,954          10.5
Two to three years         1,373           8.9              --            --        3,729           9.9
Three to five years        1,229           9.3              --            --        6,462           8.8
Five to ten years .          429           9.4              --            --       14,542           8.4
Ten to 15 years ...          201           9.0              --            --       22,120           8.1
Over 15 years .....           --            --              --            --       31,042           7.5
                         -------      --------       ---------      --------    ---------      --------
  Totals ..........      $ 6,942                            --                  $ 91,028
                         =======                     =========                  ========

----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after March 31, 1998 which have predetermined interest rates is $47.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $43.9 million.

     Under federal law, the aggregate amount of loans that Classic Bank and Paintsville Bank are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a readily marketable value. At March 31, 1998, based on the above, Classic Bank's and Paintsville Bank's regulatory loans-to-one borrower limits were approximately $1.2 million and $1.3 million, respectively. On the same date, neither institution had borrowers with outstanding balances in excess of this amount. Classic Bank's largest dollar amount outstanding to one borrower or, group of related borrowers, was $1.1 million. This loan represents permanent financing of a medical office building and equipment located in the Company's market area.

     Paintsville Bank's largest dollar amount outstanding to one borrower or group of related borrowers, was $769,000 which represents permanent financing for a convenience store and operating capital for a coal company.

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

     One- to Four-Family Residential Real Estate Lending. A significant portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. In addition, substantially all mortgage loans originated by the Company are retained and serviced by it. At March 31, 1998, $66.1 million, or 72.6% of the Company's loan portfolio, consisted of mortgage loans on one- to four-family residences, including a number of loans secured by non-owner occupied properties.

     Since the early 1980s, Classic Bank has offered adjustable-rate mortgage ("ARM") loans at rates and on terms determined in accordance with market and competitive factors. Prior to April 1995, Classic Bank utilized a variety of ARM loan products. Most of these loans provided for a 1.0% maximum annual cap and a life-time cap of 5.0% over the initial rate and adjusted to a stated margin over either the National Monthly Median Cost of Funds Index or the National Average Interest Contract Rate on the Purchase of Previously Occupied Homes for All Major Types of Lenders (collectively, the "Cost of Funds Indices"). Because these indices generally react more slowly to changes in interest rates as compared to other indices commonly used for ARMs (including those based on rates paid on U.S. Treasury securities), during a period of rising interest rates, the use of these lagging indices results in Classic Bank's adjustable-rate loans repricing upward a slower rate which could result in a reduction in interest rate spread. At March 31, 1998, Classic Bank had $11.5 million of ARM loans representing 17.4% of the one- to four-family loan portfolio, which reprice based upon one of the Cost of Funds Indices. On the same date, these loans had a weighted average yield of 6.5% and a weighted average contractual term to maturity of 186 months.

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

     In order to increase the interest rate sensitivity of its ARMs, the Company currently requires that ARM loans adjust in accordance with the one-year U.S. Treasury Constant Maturity Index. At March 31, 1998, the Company had $20.1 million of ARM loans which reprice based upon this index. However, since these loans generally provide for a 1.0 - 2.0% maximum annual cap and a lifetime cap of 5.0 - 6.0% over the initial rate, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Currently, none of the ARM loans originated provide for a minimum interest rate or are convertible to fixed-rate loans.

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

     Commercial and Multi-Family Real Estate Lending. The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the collateral property. At March 31, 1998, the Company had $9.0 million in commercial real estate loans representing 9.9% of the Company's total loan portfolio, and $1.5 million in multi-family loans, or 1.6%, of the Company's total loan portfolio. At March 31, 1998, the Company had one commercial real estate or multi-family loan with a book value in excess of $500,000; such loan had a book value of $850,000 and was secured by a medical office building.

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

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At March 31, 1998, the Company had no multi-family loans and no commercial real estate loans which were 90 days or more delinquent.

     The acquisition of Paintsville Bank has impacted the Company's commercial real estate lending by increasing the volume of commercial real estate loans originated.

     Construction Lending. The Company originates a modest amount of construction loans for the construction of residential and commercial real estate. At March 31, 1998, the Company's construction loan portfolio totaled $426,000, or 0.5% of its total loan portfolio.

     Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically run up to six months. These construction loans have rates and terms comparable to one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied, single-family construction loans is 80%. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At March 31, 1998, there were $54,000 gross residential construction loans outstanding.

     From time to time,  subject to market  conditions,  the Company  originates construction loans to builders of one- to four-family residences. Such loans generally have terms of up to six months and require the payment of interest only for the loan term. The maximum loan to value ratio on builder loans is 80%. The Company generally limits loans to builders for the construction of homes for sale to one home per builder. At March 31, 1998, the Company had $144,000 construction loans to builders of one- to four-family residences.

     The Company also originates a limited number of loans for the construction of commercial real estate on which the owner is the primary tenant. Such loans typically carry adjustable rates and convert to a permanent loans following completion of the construction period. Commercial real estate construction loans are generally underwritten pursuant to the same guidelines utilized for commercial real estate loans. At March 31, 1998, the Company's largest construction loan was a $1.0 million outstanding loan commitment for the construction of a hotel for a national franchise, of which $304,000 had been funded.

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

     Consumer Lending. At March 31, 1998, consumer loans totaled $7.1 million, or 7.8% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio and as part of its community bank-oriented strategy, the Company intends to increase the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing and home equity lending. Consumer loan terms will vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. During fiscal 1998, consumer loans increased $277,000 as a result of the implementation of this strategy.

     The Company offers MasterCard credit card accounts. At March 31, 1998, 234 credit card accounts had been issued, with an aggregate outstanding balance of $218,000 and unused credit available of $351,000. The Company presently charges an annual membership fee of $20 for its credit cards. The annual rate of interest on the credit cards adjusts monthly based upon the prime rate.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1998, the Company had $17,000 of non-performing consumer loans and no consumer assets acquired by foreclosure. In view of the projected increase in the amount and scope of the Company's consumer lending activities, there can be no assurance that delinquencies in the consumer loan portfolio will not increase in the future.

     Commercial Business Lending. The Company makes secured and unsecured commercial business loans to local businesses. At March 31, 1998, the Company's commercial business loans totaled $6.9 million, or 7.6% of total loans. In addition, on such date, the Company had $5.3 million of outstanding commercial business loan commitments, of which $2.7 million were not yet funded.

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

Originations, Purchases and Sales of Loans

     Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. The Company's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio.

     From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Note 4 to the Notes to Consolidated Financial Statements contained in Exhibit 13.

         The following table shows the loan origination, purchase, sale and repayment activities for the periods indicated.

                                                     Year Ended March 31,
                                             -------------------------------------
                                               1998          1997           1996
                                             --------      --------       --------
                                                        (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ...      $  5,362      $  7,916       $  5,145
                 - multi-family .......            --            --             --
                 - commercial .........         2,667           240          1,997
                 - construction .......           156            31             --
  Non-real estate - consumer ..........           690           205             75
                 - commercial business         11,159         1,144          1,855
                                             --------      --------       --------
                 - other ..............            --            89             --
                                             --------      --------       --------
         Total adjustable-rate loans ..        20,034         9,625          9,072
                                             --------      --------       --------
 Fixed rate:
  Real estate - one- to four-family ...        10,414         8,560          5,447
                 - multi-family .......           572           655            106
                 - commercial .........         1,465           832            591
                 - construction .......         1,462         1,147          2,142
  Non-real estate - consumer ..........         5,376         2,683            552
                 - commercial business          5,852         1,012             54
                 - other ..............            --             6             --
                                             --------      --------       --------
         Total fixed-rate loans .......        25,141        14,895          8,892
                                             --------      --------       --------
         Total loans originated .......        45,175        24,520         17,964
                                             --------      --------       --------

Purchases:
 Real estate - commercial .............            --            --             25
  Non-real estate - commercial ........            --            --            250
                                             --------      --------       --------
         Total purchases ..............            --            --            275

Participations sold:
 Real estate - commercial .............            --            --            250
  Non-real estate - commercial business            --            --            538
                 - other ..............            --            --             --
                                             --------      --------       --------
         Total participations sold ....            --            --            788

Repayments:
  Real estate - one- to four-family ...        12,338         7,807          6,558
                 - multi-family .......           179            23              8
                 - commercial .........         2,039         1,685            317
                 - construction .......         2,024         1,655          1,010
  Non-real estate - consumer ..........         5,789         2,799            392
                 - commercial business         14,863           531            559
                 - other ..............            --            12             --
                                             --------      --------       --------
   Total principal repayments .........        37,232        14,512          8,844
                                             --------      --------       --------
Increase (decrease) in other items, net           227          (108)          (262)
  Acquisition of Paintsville Bank .....            --        28,477             --
                                             --------      --------       --------
         Net increase (decrease) ......      $  8,170      $ 38,377       $  8,345
                                             ========      ========       ========

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

     The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 1998.


                                                                  Loans Delinquent For:
                                     60 - 90 Days                  90 Days and Over             Total Delinquent Loans
                            -----------------------------    ----------------------------    -----------------------------
                                                 Percent                         Percent                          Percent
                                                 of Loan                         of Loan                          of Loan
                            Number     Amount    Category    Number     Amount   Category    Number     Amount    Category
                            ------     ------    --------    ------     ------   --------    ------     ------    --------
                                                                (Dollars in Thousands)
Real Estate:
  One- to four-family.        ---        ---        ---        12        309         0.5       12        309         0.5
  Commercial..........          1          5        ---       ---        ---        ---         1          5        ---
Consumer..............          6         11         0.2        3         17         0.2        9         28         0.4
Commercial............          2         62         0.9       --         --        ---         2         62         0.9
                              ---        ---        ----     ----       ----     ------       ---       ----       -----
                                9         78         0.1       15        326         0.4       24        404         0.4

     Classification of Assets. Federal regulations require that each savings institution and national bank classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions and national banks, examiners of the Office of Thrift Supervision (the "OTS") (for savings institutions), the Office of the Comptroller of the Currency (the "OCC") (for national banks) and the Federal Deposit Insurance Corporation ("FDIC") (for savings institutions and national banks) have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. Assets which do not currently expose an institution to sufficient risk to warrant classification of the aforementioned categories, but possess weaknesses are required to be designated "Special Mention" by the institution's management.

     On the basis of management's review of its assets, at March 31, 1998, the Company had the following classified assets:


                                                                 March 31, 1998
                                                                 (In Thousands)

Substandard...................................................          963
Doubtful......................................................            8
Loss..........................................................          ---
Special Mention...............................................          627
                                                                     ------
     Total....................................................       $1,608
                                                                     ======

     The Company's classified assets consist of non-performing loans and foreclosed assets. As of the date hereof, these asset classifications are materially consistent with those of the OTS, OCC and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

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


                                                                         March 31,
                                                ----------------------------------------------------------
                                                 1998         1997         1996         1995         1994
                                                ------       ------       ------       ------       ------
                                                                    (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ....................      $  296       $  465       $  552       $  447       $1,051
  Multi-Family ...........................          --           32
  Commercial real estate .................          --           62           43          301           --
  Consumer ...............................          12           --           --           --           --
                                                ------       ------       ------       ------       ------
     Total ...............................         308          559          595          748         1051

Accruing loans delinquent 90 days or more:
  One- to four-family ....................          13           57           --           60           --
  Commercial real estate .................           7           90           --           --           --
  Consumer ...............................           5            3           --           --           --
  Credit Card ............................          --            7           --           --           --

Foreclosed assets:
  One- to four-family ....................          35           92            5           49           --
  Commercial real estate .................         194          244           --           --           --
  Consumer ...............................          --           24           --           --           --
                                                ------       ------       ------       ------       ------

Total non-performing assets ..............      $  562       $1,076       $  600       $  857       $1,051
                                                ======       ======       ======       ======       ======
Total as a percentage of total assets ....         0.4%         0.8%         0.9%         1.4%         1.8%
                                                ======       ======       ======       ======       ======

     For the year ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,000. The amount that was included in interest income on such loans was $12,000 for the year ended March 31, 1998. The average balance of non-accrual loans for the year ended March 31, 1998 was $294,000. The allowance for loan losses on non-accrual loans amounted to $23,000 at March 31, 1998.

     At March 31, 1998, the Company's non-accruing loans included 11 loans secured by single-family real estate totaling $296,000, two consumer loans secured by autos totaling $12,000. At March 31, 1998, real estate owned included a vacant lot totaling $194,000 and three loans secured by single-family real estate totaling $35,000.

     Management has revised the Company's underwriting guidelines and implemented increased collection efforts in an attempt to minimize the level of non-performing assets. No prediction can be made as to whether this effort will be successful.

     Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 1998, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers non-performing and "of concern" assets in establishing its allowance for loan losses.

     Allowance for Loan Losses. The following table sets forth an analysis of the allowance for loan losses.

                                                                               Year Ended March 31,
                                                                 ------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                                 ----       ----       ----       ----       ----
                                                                              (Dollars in Thousands)
Balance at beginning of period ............................      $801       $286       $311       $318       $349
                                                                 ----       ----       ----       ----       ----
Acquisition of Paintsville Bank ...........................        --        526         --         --         --
Charge-offs:
  One- to four-family .....................................        49         17         44        130        184
  Multi-family ............................................        --         --        149         --         --
  Commercial real estate ..................................        --         --         21         19         --
  Commercial business .....................................         1         45         --         --         --
  Consumer ................................................       102         76         --         --         --
  Credit cards ............................................        21         15         --         --         --
                                                                 ----       ----       ----       ----       ----
      Total charge-offs ...................................       173        153        214        149        184
                                                                 ----       ----       ----       ----       ----

Recoveries:
  One- to four-family .....................................        --          3         12          9         70
  Multi-family ............................................        --         --          9         --         --
  Commercial Business .....................................        26         17         --         --         --
  Consumer ................................................        16         16         --         --         --
  Credit cards ............................................         3          1         --         --         --
                                                                 ----       ----       ----       ----       ----
      Total recoveries ....................................        45         37         21          9         70
Net charge-offs ...........................................       128        116        193        140        114
                                                                 ----       ----       ----       ----       ----
Additions charged to operations ...........................       158        105        168        133         83
                                                                 ----       ----       ----       ----       ----
Balance at end of period ..................................       831       $801       $286       $311       $318
                                                                 ====       ====       ====       ====       ====

Ratio of net charge-offs during the period to average loans
    outstanding during the period .........................       0.1%       0.2%       0.5%       0.4%       0.3%
                                                                 ====       ====       ====       ====       ====

Ratio of net charge-offs during the period to average non-
    performing assets .....................................      15.4%       9.6%      25.4%      17.5%      11.5%
                                                                 ====       ====       ====       ====       ====

     The distribution of the allowance for loan losses at the dates indicated is summarized as follows:


                                                                           March 31,
                            --------------------------------------------------------------------------------------------------------
                                          1998                                1997                                1996
                            -------------------------------    ---------------------------------    --------------------------------
                                                   Percent                              Percent                             Percent
                                                   of Loans                             of Loans                            of Loans
                                          Loan     in Each                   Loan       in Each                   Loan      in Each
                            Amount of   Amounts    Category    Amount of    Amounts     Category    Amount of    Amounts    Category
                            Loan Loss      by      to Total    Loan Loss       by       to Total    Loan Loss      by       to Total
                            Allowance   Category     Loans     Allowance    Category      Loans     Allowance   Category      Loans
                            ---------   --------   --------    ---------    ---------    -------    ---------   ---------    -------
                                                                          (In thousands)
One- to four-family ..          221      66,078       72.6%          88       62,413       75.3%     $    59     $38,944       87.5%
Multi-family .........            2       1,497        1.6            3        1,104        1.3           --         215        0.5
Commercial real estate           45       8,970        9.9           67        6,877        8.3            4       2,509        5.7
Construction .........           --         426        0.5           --          832        1.0           --       1,132        2.5
Consumer .............           35       7,115        7.8           14        6,838        8.3           --         618        1.4
Commercial business ..           52       6,942        7.6           22        4,794        5.8           --       1,063        2.4
Unallocated ..........          476          --         --          607           --         --          223          --         --
                            -------     -------      -----      -------      -------      -----      -------     -------      -----
     Total ...........      $   831      91,028      100.0%     $   801      $82,858      100.0%     $   286     $44,481      100.0%
                            =======                  =====      =======      =======      =====      =======     =======      =====

                                                         March 31,
                            --------------------------------------------------------------------
                                          1995                                1994
                            -------------------------------    ---------------------------------
                                                   Percent                              Percent
                                                   of Loans                             of Loans
                                          Loan     in Each                   Loan       in Each
                            Amount of   Amounts    Category    Amount of    Amounts     Category
                            Loan Loss      by      to Total    Loan Loss       by       to Total
                            Allowance   Category     Loans     Allowance    Category      Loans
                            ---------   --------   --------    ---------    ---------    -------
                                                     (In thousands)
One- to four-family ..      $    47     $35,005       96.9%        $---      $32,239       95.8%
Multi-family .........           --         118        0.3           --          161        0.5
Commercial real estate           75         630        1.7           --          805        2.4
Construction .........           --          --         --           --           --         --
Consumer .............           --         383        1.1           --          429        1.3
Commercial business ..           --          --         --           --           --         --
Unallocated ..........          190          --         --          318           --         --
                            -------     -------      -----      -------      -------      -----
     Total ...........      $   312     $36,136      100.0%     $   318      $33,634      100.0%
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

Investment Activities

     General. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. The Company's securities are classified into three categories: trading, held to maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At March 31, 1998, the Company had no securities which were classified as trading. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 1998, $26.0 million of investment securities or mortgage-backed and related securities were classified as available-for-sale.

     The Company must maintain minimum levels of investments and other assets that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Classic Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At March 31, 1998, the liquidity ratio (defined as cash and other financial assets maturing within one year) was 4.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" contained in Exhibit 13.

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

     Prior to April 1995, the Company used investment securities to supplement loan volume and to improve the yield on its interest-earning assets. Since the Company's shift in business strategy in 1996 resulted in an increase in lending activities (in part because loans generally carry higher yields than investment securities), the Company has experienced a decline in the volume of investment securities. However, the Company continues to invest in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for FHLB borrowing and public funds deposited with the Company. Investment securities may also be used to adjust the term to repricing of the Company's assets. At March 31, 1998, the Company's investment securities portfolio totaled $19.5 million. At March 31, 1998, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 4 of the Notes to the Consolidated Financial Statements in Exhibit 13 for additional information regarding the Company's investment securities portfolio.

     The following table sets forth the composition of the Company's securities at the dates indicated.

                                                                                              March 31,
                                                               --------------------------------------------------------------------
                                                                      1998(1)                  1997(1)                  1996(1)
                                                               ------------------       ------------------       ------------------
                                                               Carrying     % of        Carrying     % of        Carrying     % of
                                                                Value       Total        Value       Total        Value       Total
                                                               -------      -----       -------      -----       -------      -----
                                                                                      (Dollars in Thousands)
Investment securities:
  U.S. government securities ............................        1,275        6.5       $ 1,503        6.2       $ 1,266       11.5
  Federal agency obligations ............................        7,826       40.2        14,815       60.7         4,415       39.9
  Municipal bonds .......................................        8,804       45.2         7,057       28.9         4,757       43.0
  Other debt securities .................................          272        1.4            --         --            --         --
FHLB and FRB stock ......................................        1,297        6.7         1,015        4.2           621        5.6
                                                               -------      -----       -------      -----       -------      -----
     Total securities and FHLB stock ....................       19,474      100.0%      $24,390      100.0%       11,059      100.0%
                                                               =======      =====       =======      =====       =======      =====

Average remaining life of investment securities .........      10 yrs.                   7 yrs.                  13 yrs.

Other interest-earning assets:
  Interest-bearing deposits with banks ..................      $   410       26.6%      $   495        8.2%      $ 6,649      100.0%
  Federal Funds Sold and securities purchased
   under agreement to resell ............................        1,131       73.4         5,525       91.8            --         --

----------
(1) At March 31, 1998, 1997 and 1996, all investment securities held by the Company were classified as available for sale.

     The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                               March 31, 1998
                                           ----------------------------------------------------------------------------------------
                                           Less Than        1 to 5          5 to 10          Over             Total Securities
                                             1 Year          Years           Years          10 Years        -----------------------
                                            Carrying        Carrying        Carrying        Carrying        Carrying        Market
                                             Value           Value           Value           Value           Value           Value
                                            -------         -------         -------         -------         -------         -------
                                                                            (Dollars in Thousands)
U.S. government securities .........        $   250         $ 1,025              --              --         $ 1,275         $ 1,275
Federal agency obligations .........             --              --             997           6,829           7,826           7,826
Municipal bonds ....................             43             564           1,616           6,581           8,804           8,804
Corporate equity securities ........             --              --              --             272             272             272
                                            -------         -------         -------         -------         -------         -------
Total securities ...................        $   293         $ 1,589         $ 2,613         $13,682         $18,177         $18,177
                                            =======         =======         =======         =======         =======         =======

Weighted average yield(1) ..........            5.3%            6.2%            5.4%            6.5%            6.3%            6.3%

----------
(1)  Yields have not been computed on a tax-equivalent basis.

     See Note 4 of the Notes to the Consolidated Financial Statements contained in Exhibit 13 for a discussion of the Company's securities portfolio.

     Mortgage-Backed and Related Securities. In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

     Consistent with its asset/liability management strategy at March 31, 1998, $3.3 million, or 42.3% of the Company's mortgage-backed and related securities have adjustable interest rates. For information regarding the mortgage-backed and related securities portfolio, see Note 4 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     As of March 31, 1998, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for federal agency obligations.

     In addition to its conventional  mortgage-backed  securities,  from time to time, the Company invests in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change. At March 31, 1998, the Company had $1.4 million of CMOs.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy requires Classic Bank and Paintsville Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At March 31, 1998, none of the Company's mortgage-backed securities were classified as "high-risk."

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 1998.


                                                                                     March 31, 1998
                                                                                     --------------
                                Over 1 to 5   Over 5 to     Over 10 to     Over 20       Balance
                                   Years       10 Years      20 Years       Years      Outstanding
                                  ------        ------        ------        ------        ------
Federal Home Loan Mortgage
Corporation ..............        $  757        $  263        $1,059           952        $3,031
FNMA .....................            --            --            --         2,546         2,546
GNMA .....................            --            --            --            --            --
Other ....................            --            --            --           826           826
CMOs and REMICs ..........            --         1,010           418            --         1,428
                                  ------        ------        ------        ------        ------

     Total ...............        $  757        $1,273        $1,477        $4,324        $7,831
                                  ======        ======        ======        ======        ======


     At March 31, 1998, the dollar amount of all mortgage-backed and related securities due after March 31, 1998, which had fixed interest rates and floating or adjustable rates totaled $4.5 million and $3.3 million, respectively.

     The market values of a portion of the Company's mortgage-backed and related securities held-to-maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 4 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the composition of the mortgage-backed securities at the dates indicated.


                                                                        March 31,
                                          -------------------------------------------------------------------
                                                   1998                    1997                   1996
                                          -------------------     -------------------    --------------------
                                          Amortized    Market     Amortized    Market    Amortized     Market
                                            Cost       Value        Cost       Value        Cost       Value
                                          ---------    ------     ---------    ------    ---------     ------
                                                                        (Dollars in Thousands)
Mortgage-backed securities available for sale:
FHLMC ...............................      $2,989      $3,031      $2,561      $2,521      $  371      $  365
FNMA ................................       2,546       2,546       2,945       2,966          --          --
Other ...............................         828         826         417         411         484         480
CMOs/REMICs .........................       1,442       1,428       2,017       1,987       2,021       1,995
                                           ------      ------      ------      ------      ------      ------
     Total mortgage-backed securities      $7,805      $7,831      $7,940      $7,885      $2,876      $2,840
                                           ======      ======      ======      ======      ======      ======

     The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.


                                                    Year Ended March 31,
                                            -----------------------------------
                                              1998          1997          1996
                                            -------       -------       -------
                                                       (In Thousands)
Purchases:
  Adjustable-rate(1) .................      $    --       $ 3,035       $   488
  Fixed-rate(1) ......................        1,744         2,299            --
  CMOs and REMICs ....................          438            --         2,022
                                            -------       -------       -------
         Total purchases .............        2,182         5,334         2,510
                                            -------       -------       -------

Sales:
  Adjustable-rate(1) .................           --         2,255           156
  Fixed-rate(1) ......................           --           976           451
  CMOs and REMICs ....................        1,012            --         6,542
                                            -------       -------       -------
         Total sales .................        1,012         3,231         7,149
                                                          -------       -------

Principal repayments .................       (1,285)         (532)          659
Other increases (decreases), net .....          (20)          (46)           (3)
                                            -------       -------       -------
     Net increase (decrease) .........      $  (135)      $ 1,525       $(5,301)
                                            =======       =======       =======

----------
(1)  Consists of pass-through securities.


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

     Deposits. The Company offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, money market, various certificate and interest- and noninterest-bearing checking accounts. In order to increase the volume of checking accounts, the Company employed a new accounts specialist in fiscal 1996. The Company also cross markets to current customers and utilizes newspaper and radio advertisements. The Company currently relies primarily on competitive pricing policies and customer service to attract and retain deposits. The Company has a contract with a nationally recognized ATM network and added five new ATM locations during the year in order to obtain access to automated teller machines and in order to increase fees and attract customers.

     The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 1998, the amount of public funds on deposit with the Company was $1.1 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to attract such funds.

     From time to time, the Company offers "step up" certificates of deposits which permit upward adjustments of interest rates depending on market conditions but do not permit downward adjustments below the initial rate. At March 31, 1998 the Company had $1.9 million of "step up" certificates of deposit with an average cost of 5.4%.

     The Company currently manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 7 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the savings flows at the Company during the periods indicated.


                                               Year Ended March 31,
                                   -------------------------------------------
                                      1998             1997             1996
                                   ---------        ---------        ---------
                                             (Dollars in Thousands)

Opening balance ...............    $ 100,519        $  46,200        $  48,510
Acquisition of Paintsville Bank           --           52,851               --
Deposits ......................      507,555          217,612           15,671
Withdrawals ...................     (506,091)        (218,707)         (19,587)
Interest credited .............        2,944            2,563            1,606
                                   ---------        ---------        ---------

Ending balance ................    $ 104,927        $ 100,519        $  46,200
                                   =========        =========        =========

Net increase (decrease) .......    $   4,408        $  54,319        $  (2,310)
                                   =========        =========        =========

Percent increase (decrease) ...          4.4%           117.8%            (4.8)%
                                   =========        =========        =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.


                                                                           As of March 31,
                                                   ------------------------------------------------------------------
                                                        1998                     1997                      1996
                                                   ----------------       ------------------        -----------------
                                                             Percent                  Percent                  Percent
                                                    Amount   of Total      Amount     of Total      Amount     of Total
                                                    ------   --------      ------     --------      ------     --------
                                                                         (Dollars in Thousands)
Deposits:

Non-interest bearing demand deposits..........     $10,152      9.7%     $  9,496        9.4%     $      --        --
Interest bearing demand deposits - 2.7%(1)....      10,281      9.8         9,134        9.1             15        --
Savings Accounts - 3.0%(1)....................      10,722     10.2        11,552       11.5          2,683       5.8
Money Market Accounts - 3.6%(1)...............       9,331      8.9         9,599        9.5          5,494      11.9
                                                   -------    -----       -------       ----        -------     -----
     Total Deposits...........................     $40,486     38.6%      $39,781       39.5%         8,192      17.7%
                                                   =======     ====       =======       ====          =====      ====

Certificates:

0.00 -  4.00%.................................       1,128      1.1         1,611        1.7          2,582       5.6
4.01 -  6.00%.................................      50,657     48.2        48,363       48.1         18,421      39.9
6.01 -  8.00%.................................      12,556     12.0        10,640       10.6         16,792      36.3
8.01 - 10.00%.................................         100      0.1           124        0.1            213       0.5
                                                   -------    -----       -------       ----        -------     -----
Total Certificates............................      64,441     61.4        60,738       60.5         38,008      82.3
                                                   -------    -----       -------       ----        -------     -----
     Total Deposits...........................     104,927    100.0%      100,519      100.0%        46,200     100.0%
                                                   =======    =====       =======      =====         ======     =====

----------
(1)  Interest rate offered at March 31, 1998.

     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1998.


                                          0.00-            4.01-            6.01-           8.01-                           Percent
                                          4.00%            6.00%            8.00%         or greater         Total          of Total
                                         ------           ------           ------         ----------         -----          --------
                                                                           (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
June 30, 1998 .................           1,118           14,015            4,654               --           19,787            30.7%
September 30, 1998 ............              --           11,931            1,897               --           13,828            21.5
December 31, 1998 .............              --            5,772            2,016               --            7,788            12.1
March 31, 1999 ................              --            6,581            1,474              100            8,155            12.7
June 30, 1999 .................              --            4,160              909               --            5,069             7.9
September 30, 1999 ............              --            4,072              294               --            4,366             6.7
December 31, 1999 .............              --            1,249              445               --            1,694             2.6
March 31, 2000 ................              --              948              378               --            1,326             2.1
June 30, 2000 .................              --              472              429               --              901             1.4
September 30, 2000 ............              10              772               --               --              782             1.2
December 31, 2000 .............              --              225               25               --              250             0.4
March 31,2001 .................              --               80               --               --               80             0.1
Thereafter ....................              --              380               35               --              415             0.6
                                         ------           ------           ------           ------           ------           -----

   Total ......................           1,128           50,657           12,556              100           64,441           100.0%
                                         ======           ======           ======           ======           ======           =====

   Percent of total ...........             1.8%            78.5%            19.5%              .2%           100.0%


     The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 1998.


                                                                                        Maturity
                                                                 ----------------------------------------------------
                                                                                  Over           Over
                                                                 3 Months        3 to 6         6 to 12       Over
                                                                 or Less         Months          Months      12 months        Total
                                                                 --------        ------          ------      ---------        -----
                                                                                             (In Thousands)
Certificates of deposit less than $100,000 ..............         11,741          9,887         11,483         12,302         45,413
Certificates of deposit of $100,000 or more .............          7,781          3,240          4,348          2,581         17,950
Public funds ............................................            265            701            112             --          1,078
                                                                  ------         ------         ------         ------         ------
Total certificates of deposit ...........................         19,787         13,828         15,943         14,883         64,441
                                                                  ======         ======         ======         ======         ======


     For additional information regarding the composition of the Company's deposits, see Note 7 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

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

     FHLB borrowings are also used to fund loan demand and other investment opportunities and to offset deposit outflows. At March 31, 1998, the Company had no FHLB advances outstanding. See Note 9 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     In connection with its acquisition of First Paintsville, the Company assumed and refinanced $722,000 of 8 1/4% notes payable by First Paintsville to a local community bank. Such notes are due to mature in December 2004.

     The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.


                                                   Year Ended March 31,
                                            -----------------------------------
                                             1998          1997          1996
                                            -------       -------       -------
                                                       (In Thousands)
Maximum Balance:
  Repurchase agreements ..............      $ 3,681       $ 5,285            --
  Other borrowings
     Treasury tax and loan note ......          704           544            --
     Notes payable ...................          650           700            --
     FHLB advances ...................      $ 8,378       $10,200       $ 7,975

Average Balance:
  Repurchase agreements ..............         3589         2,517            --
  Other borrowings
     Treasury tax and loan note ......          317           204            --
     Notes payable ...................          613           340            --
     FHLB advances ...................         5813         4,079         3,660

Weighted average interest rate .......          6.0%          5.4%          5.9%

     The following table sets forth certain information as to the Company's borrowings at the dates indicated.


                                                               March 31,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  -------       -------       --------
                                                          (Dollars in Thousands)
Repurchase agreements ......................      $ 3,522       $ 4,956             --
Other Borrowings
  Treasury tax and loan note ...............          274           429             --
  Notes payable ............................          550           650             --
  FHLB advances ............................           --       $ 4,750       $     --
                                                  -------       -------       --------
Total Borrowings ...........................        $4346       $10,785       $     --
                                                  =======       =======       ========

Weighted average interest rate of repurchase
agreements .................................          5.4%          5.1%            --
Weighted average interest rate of
other borrowings ...........................          7.5%          6.3%            --


Trust Services

     In order to generate fee income and provide a broad range of services to its customers, Paintsville Bank provides a variety of trust services to its customers. Such services include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal 1998, gross trust fees were less than $1,000.

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

     During fiscal 1998, Classic Bank had one wholly owned service corporation, AFS Service Corporation (the "Subsidiary"). The Subsidiary, a Kentucky corporation, was incorporated in 1978 for the purpose of acquiring the stock of Intrieve, Inc. ("Intrieve") (formerly the Savings and Loan Data Corporation, Inc.). During fiscal 1998, the Subsidiary was dissolved and the Intrieve Stock sold.

     National Banks. A national bank may establish an operating subsidiary to engage in activities incidental to the business of banking. There are no investment or geographic limitations on the establishment of a national bank operating subsidiary. At March 31, 1998, Paintsville Bank had no subsidiaries.

Competition

     The Company faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Company's primary market area. At March 31, 1998, there were seven savings institutions, eight commercial banks and five credit unions located in Boyd, Johnson and Greenup Counties, Kentucky. On that date, the Company's market share of total loans in these counties was approximately 26.4%. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     Competition for deposits comes principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff. At March 31, 1998, the Company's share of deposits in the above market area was approximately 23.8%.

Employees

     At March 31, 1998, the Company and its subsidiaries had a total of 54 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Federal Regulation of Savings Associations and National Banks

     The  OTS  has   extensive   authority   over  the   operations  of  savings
associations. As part of this authority, Classic Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Classic Bank were as of September 30, 1996 and April 13, 1993, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Classic Bank's OTS assessment for the fiscal year ended March 31, 1998 was $23,000.

     The OTS also has extensive enforcement authority over all savings institutions, including Classic Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

     The OCC has extensive authority over the operations of national banks. As part of this authority, Paintsville Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The last regular examination of Paintsville Bank was as of June 30, 1997. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC. Paintsville Bank's assessment for the fiscal year ended March 31, 1998 was $29,000.

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

     Classic Bank's and Paintsville Bank's general permissible lending limits for loans to one borrower are equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case each limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, Classic Bank's lending limit was $1.2 million. On such date,

Classic Bank was in compliance with the loans-to-one-borrower limitation. At March 31, 1998, Paintsville Bank's lending limit was $1.3 million. On such date, Paintsville Bank was in compliance with this limit.

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

Insurance of Accounts and Regulation by the FDIC

     Classic Bank is a member of the SAIF, and Paintsville Bank is a member of the Bank Insurance Fund ("BIF"), both of which are administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations and national banks, after giving the OTS or the OCC, as the case may be, an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation enacted on September 30, 1996. Classic Bank's special assessment, which was $316,000, was paid in November 1996, and included in federal deposit insurance expense for the fiscal year ended March 31, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1998, Classic Bank did not have any intangible assets.

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

     At March 31, 1998, Classic Bank had tangible capital of $7.9 million, or 11.5% of adjusted total assets, which is approximately $6.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1998, Classic Bank had no intangibles which were subject to these tests.

     At March 31, 1998, Classic Bank had core capital equal to $7.9 million, or 11.5% of adjusted total assets, which is $5.9 million above the minimum leverage ratio requirement of 3% as in effect on that dates.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1998, Classic Bank had no capital instruments that qualify as supplementary capital and $319,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

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

     On March 31, 1998, Classic Bank had total capital of $8.3 million (including $7.9 million in core capital and $319,000 in qualifying supplementary capital) and risk-weighted assets of $36.8 million or total capital of 22.5% of risk-weighted assets. This amount was $5.4 million above the 8.0% requirement in effect on that date.

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

     The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations. At March 31, 1998, Paintsville Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein, for additional information regarding Paintsville Bank's compliance with its capital requirements.

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

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not, meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns.

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

Liquidity

     All savings associations, including Classic Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what is included in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

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

     Paintsville Bank, as a national bank, is subject to similar requirements.

Qualified Thrift Lender Test

     All savings associations, including Classic Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1998, Classic Bank met the test and has always met the test since its effectiveness.

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

     The federal banking agencies, including the OTS and the OCC, recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Classic Bank and Paintsville Bank may be required to devote additional funds for investment and lending in its local community. Classic Bank was examined for CRA compliance in May 1996 and received a satisfactory rating. Paintsville Bank was examined for CRA compliance in August 1996 and received a satisfactory rating.

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

     Effective June 1, 1997, the federal banking agencies became authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

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

     Capital Requirements. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, compliance is measured on a bank-only basis. See "-- Regulatory Capital Requirements of National Banks."

Federal Securities Law

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC's rules under the Exchange Act.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, Classic Bank and Paintsville Bank were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations, such as Classic Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     As a national bank, Paintsville Bank is a member of the Federal Reserve System and owns stock in the Federal Reserve Bank of Cleveland in an amount equal to 3% of Paintsville Bank's paid in capital and surplus (an additional 3% will be subject to call by the Federal Reserve Bank of Cleveland). At March 31, 1998, Paintsville Bank was in compliance with this requirement.

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

     As members, Classic Bank and Paintsville Bank are required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 1998, Classic Bank had $715,000 in FHLB stock, which was in compliance with this requirement. On the same date, Paintsville Bank had $276,000 in FHLB stock, which was also in compliance with the requirement. In past years, Classic Bank and Paintsville Bank have received substantial dividends on their FHLB stock. Over the past five fiscal years such dividends paid to Classic Bank and Paintsville Bank have averaged 6.4% and 6.9%, respectively, and were 7.1% and 7.1%, respectively, for fiscal 1998.

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

     For the fiscal year ended March 31, 1998, dividends paid by the FHLB of Cincinnati to Classic Bank and Paintsville Bank totaled $49,000 and $19,000, respectively, compared to $44,000 and $8,000, respectively, of dividends received in fiscal year 1997.

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

     In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as Classic Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997 for institutions which met certain residential lending requirements. The management of Classic Bank does not believe that the legislation will have a material impact on Classic Bank.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for loan losses ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, Classic Bank's Excess for tax purposes totaled approximately $1.9 million.

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

     Robert S. Curtis, age 48, is Executive Vice President and Senior Lending Officer of Classic Bank, a position he has held since May 1995. Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995. Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Company, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995. As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank's residential real estate loan portfolio in excess of $35.0 million. Mr. Curtis was employed by First American since 1973.

     Lisah M. Frazier, age 29, is Vice President and Chief Financial Officer of Classic Bank, a position she has held since August 1995. Ms. Frazier became Vice President, Treasurer and Chief Financial Officer of the Company in September 1995. Prior to joining Classic Bank in August 1995, Ms. Frazier served as Investment Coordinator of Trust Company of Kentucky, a subsidiary of Pikeville National Company, a multi-bank holding company based in Pikeville, Kentucky from June 1995 to August 1995. Prior to such time, Ms. Frazier served as Audit Specialist in the internal Audit Department of Pikeville National Corporation from 1993 to 1995. Ms. Frazier also served as Senior Auditor with Kelley, Galloway & Company, an accounting firm located in Ashland, Kentucky from 1990 to 1993. Ms. Frazier is a Certified Public Accountant.


Item 2.  Description of Properties

     Classic Bank conducts its business at its office located at 344 Seventeenth Street, Ashland, Kentucky and at two branch offices located in Greenup and Boyd Counties. Classic Bank's 6,000 square foot headquarters office was acquired in 1963 and had a net book value of $363,000 at March 31, 1998. At March 31, 1998, the total net book value of the Company's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $4.5 million.

     In June 1994, Classic Bank acquired the 1,200 square foot office building and land located adjacent to its current office building at 1737 Carter Avenue in Ashland, Kentucky for a purchase price of $90,000. At March 31, 1998, the current book value of this building was approximately $88,000. Classic Bank's improvements to this building totaled approximately $8,000. This building, which is currently rented, is intended to be used for Classic Bank's future expansion.

     In September 1996, Classic Bank purchased land for $182,500 on which it constructed a branch facility which was completed in February 1998. In March 1997, Classic Bank purchased additional land for $250,000 on which it constructed a branch facility which was completed in April 1998.

     The Company's depositor and borrower customer files are maintained in-house at Paintsville In-house data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 1998 was approximately $369,000.

     Paintsville Bank's main office is located at 240 Main Street, Paintsville, Kentucky. This 8,400 square foot building was acquired by Paintsville Bank in 1933, and had a net book value of $259,000 at March 31, 1998. Paintsville Bank has a branch office located at 602 South Mayo Trail, Paintsville, Kentucky, which is in a 2,200 square foot building acquired by Paintsville Bank in 1971. Paintsville Bank also operates an administrative office at 404 Euclid Avenue, Paintsville, Kentucky, in a 6,700 square foot building that was acquired by Paintsville Bank in 1994. Approximately 45% of this building is leased to an unaffiliated party. Rental income from this property is approximately $20,000 per year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The information under the caption "Market Information" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1998 included as Exhibit 13 to this Report, is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1998 included as
Exhibit 13 to this Report, is herein incorporated by reference.

Item 7.  Financial Statements and Supplementary Data

     The consolidated financial statements and notes thereto contained in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1998 included as Exhibit 13 to this Report, are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits


                                                                           Reference to
                                                                          Prior Filing or
Regulation S-B                                                            Exhibit Number
Exhibit Number                          Document                          Attached Hereto
------------------------------------------------------------------------------------------
      2          Plan of acquisition, reorganization, arrangement,             None
                 liquidation or succession
     3(a)        Articles of Incorporation                                       *
     3(b)        By-Laws                                                         *
      4          Instruments defining the rights of security holders,            *
                 including debentures
      9          Voting Trust Agreement                                        None
      10         Material contracts:

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
      99         Additional Exhibits                                           None

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1994 (File No. 33-87580) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 (File No. 0-27170). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)  Reports on Form 8-K

     During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K on January 27, 1998, to report the announcement of quarterly earnings and the declaration of a cash dividend.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLASSIC BANCSHARES, INC.



                               By:  /s/ David B. Barbour
                                    --------------------------------------------
                                    David B. Barbour, President, Chief Executive
                                    Officer and Director (Duly Authorized
                                    Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ David B. Barbour                        /s/ C. Cyrus Reynolds
-----------------------------------         -----------------------------------
David B. Barbour,  President, Chief         C. Cyrus Reynolds,  Chairman of the
Executive   Officer  and   Director         Board
(Principal  Executive and Operating
Officer)

Date: June 26, 1998                         Date:  June 26, 1998


/s/ Robert B. Keifer, Jr.                   /s/ E. B. Gevedon, Jr.
-----------------------------------         -----------------------------------
Robert B. Keifer, Jr., Director             E. B. Gevedon, Jr., Director


Date: June 26, 1998                         Date:  June 26, 1998


/s/                                         /s/ John W. Clark
-----------------------------------         -----------------------------------
Robert A. Moyer, Jr., Director              John W. Clark, Director

Date: June 26, 1998                         Date:  June 26, 1998


/s/ David A. Lang                           /s/ Lisah M. Frazier
-----------------------------------         -----------------------------------
David A. Lang, Director                     Lisah M. Frazier,  Vice  President,
                                            Treasurer   and   Chief   Financial
                                            Officer  (Principal  Financial  and
                                            Accounting Officer)

Date: June 26, 1998                         Date:  June 26, 1998


/s/                                         /s/ Jeffrey P. Lopez
-----------------------------------         -----------------------------------
Robert  L.  Bayes,  Executive  Vice         Jeffrey P. Lopez, Director
President and Director

Date: June 26, 1998                         Date:  June 26, 1998


/s/ A. Bruce Addington
-----------------------------------
A. Bruce Addington, Director

Date: June 26, 1998

                                INDEX TO EXHIBITS



 Number

   13      Portions of Annual Report to Security Holders.................

   21      Subsidiaries of the Registrant................................

   23      Consent of Independent Auditors...............................

   27      Financial Data Schedule.......................................