Form 10QSB
period 1998-06-30
CLASSIC BANCSHARES INC
filed 1998-08-12
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

     OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

     Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                  61-1289391
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


344 Seventeenth Street, Ashland, Kentucky                 41101
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code:   (606) 325-4789


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 1998, there were 1,322,500 shares of the Registrant's common stock issued and 1,299,590 shares outstanding.

     Transitional Small Disclosure (check one): Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
         and March 31, 1998                                                3

         Consolidated Statements of Income for the three months
         ended June 30, 1998 and 1997                                      4

         Consolidated Statements of Stockholders' Equity for the three months ended June 30, 1998 (Unaudited)
         and Year Ended March 31, 1998                                     5

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 1998 and 1997                                     6-7

         Notes to Consolidated Financial Statements                       8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition  and Results of Operations                            10-14

PART II. OTHER INFORMATION                                                15

         Signatures                                                       16

         Index to Exhibits                                                17

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,         March 31,
                                                                           1998             1998
                                                                       -------------    -------------
                                                                        (Unaudited)
ASSETS
  Cash and due from bank                                               $   2,931,378    $   2,500,841
  Federal funds sold and securities purchased under resell agreement         100,000        1,131,414
  Certificates of deposits in other financial institutions                   293,000          293,000
  Investment securities available for sale                                21,169,540       18,176,807
  Mortgage-backed securities available for sale                            9,638,263        7,830,714
  Loans receivable, net                                                   92,337,320       90,100,000
  Real estate acquired in the settlement of loans                            271,390          229,390
  Accrued interest receivable                                              1,003,176          851,767
  Federal Home Loan Bank and Federal Reserve Bank stock                    1,329,350        1,297,150
  Premises and equipment, net                                              4,605,631        4,468,002
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                        2,872,074        2,902,869
  Other assets                                                             1,432,745        1,338,572
                                                                       -------------    -------------
TOTAL ASSETS                                                           $ 137,983,867    $ 131,120,526
                                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                             $ 108,399,557    $ 104,926,667
  Securities sold under agreement to repurchase                            2,915,700        3,521,799
  Advances from Federal Home Loan Bank                                     2,862,000             --
  Other short-term borrowings                                              1,046,838          273,697
  Accrued expenses and other liabilities                                     433,239          402,090
  Accrued interest payable                                                   435,353          390,409
  Accrued income taxes                                                       216,602             --
  Long-term debt                                                             525,000          550,000
  Deferred income taxes                                                      634,268          648,802
                                                                       -------------    -------------
              Total Liabilities                                        $ 117,468,557    $ 110,713,464
                                                                       -------------    -------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,299,590 outstanding                                   $      13,225    $      13,225
  Additional paid-in capital                                              12,753,789       12,753,789
  Retained earnings - substantially restricted                             8,965,519        8,853,606
  Net unrealized gain (loss) on securities available for sale                293,341          297,125
  Unearned ESOP shares                                                      (834,970)        (834,970)
  Unearned RRP shares                                                       (371,879)        (371,879)
  Minimum pension liability adjustment                                        (9,835)          (9,954)
  Treasury stock, at cost                                                   (293,880)        (293,880)
                                                                       -------------    -------------
              Total Stockholders' Equity                               $  20,515,310    $  20,407,062
                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 137,983,867    $ 131,120,526
                                                                       =============    =============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                        1998           1997
                                                                      -----------    -----------
INTEREST INCOME
  Loans                                                               $ 1,917,470    $ 1,794,072
  Investment securities                                                   337,221        393,296
  Mortgage-backed securities                                              142,343        151,422
  Other interest earning assets                                            18,398         31,019
                                                                      -----------    -----------
             Total Interest Income                                      2,415,432      2,369,809
                                                                      -----------    -----------
INTEREST EXPENSE
  Interest on deposits                                                  1,117,267      1,029,987
  Interest on FHLB advances                                                43,909         82,458
  Interest on other borrowed funds                                         66,067         67,901
                                                                      -----------    -----------
             Total Interest Expense                                     1,227,243      1,180,346
                                                                      -----------    -----------
             Net Interest Income                                        1,188,189      1,189,463

Provision for loss on loans                                                25,000         47,500
                                                                      -----------    -----------
             Net interest income after
              provision for loss on
              loans                                                     1,163,189      1,141,963
                                                                      -----------    -----------
NON-INTEREST INCOME
  Service charges and other fees                                          111,374         73,557
  Gain on sale of securities                                                  563            497
  Other income                                                             33,405         34,130
                                                                      -----------    -----------
             Total Non-Interest Income                                    145,342        108,184
                                                                      -----------    -----------
NON-INTEREST EXPENSES
  Employee compensation and benefits                                      496,640        449,509
  Occupancy and equipment expense                                         138,240        116,297
  Federal deposit insurance premiums                                        8,683          7,355
  (Gain) loss on foreclosed real estate                                        39            557
  Amortization of goodwill                                                 30,795         30,795
  Other general and administrative
     expenses                                                             372,284        316,095
                                                                      -----------    -----------
             Total Non-Interest Expense                                 1,046,681        920,608
                                                                      -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                                         261,850        329,539

             Income tax expense (benefit)                                  64,811         92,497
                                                                      -----------    -----------
NET INCOME                                                            $   197,039    $   237,042
                                                                      ===========    ===========
OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized holding (loss) gain from available-for-sale securities   $    (3,784)   $    77,113
  Minimum pension liability adjustment                                        119            352
                                                                      -----------    -----------
             Total Other Comprehensive Income                              (3,665)        77,465
                                                                      -----------    -----------
COMPREHENSIVE INCOME                                                  $   193,374    $   314,507
                                                                      ===========    ===========
Basic earnings per share                                              $      0.17    $      0.20
                                                                      ===========    ===========
Diluted earnings per share                                            $      0.16    $      0.20
                                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                             ACCUMULATED OTHER
                                                                                            COMPREHENSIVE INCOME
                                                                                      -------------------------------
                                                                                       NET UNREALIZED      MINIMUM
                                                          ADDITIONAL                   GAIN (LOSS) ON      PENSION
                                            COMMON         PAID-IN        RETAINED     AVAILABLE FOR      LIABILITY
                                             STOCK         CAPITAL        EARNINGS    SALE SECURITIES     ADJUSTMENT
                                          ------------   ------------   ------------  ---------------   -------------
Balance at April 1, 1997                  $     13,225   $ 12,689,158   $  8,172,085    $    (58,614)   $    (11,376)

  Net income for the year
   ended March 31, 1998                           --             --        1,020,486            --              --
  Dividend paid                                   --             --         (338,965)           --              --
  ESOP shares earned                              --           49,796           --              --              --
  RRP shares earned                               --             --             --              --              --
  RRP shares forfeited                            --              337           --              --              --
  Tax benefit from RRP                            --           14,498           --              --              --
  Purchased 20,000 treasury shares                --             --             --              --              --
  Change in unrealized gain
   (loss) on securities available
   for sale                                       --             --             --           355,739            --
  Amortization of minimum
    pension liability adjustment                  --             --             --              --             1,422
                                          ------------   ------------   ------------    ------------    ------------
Balances at March 31, 1998                      13,225     12,753,789      8,853,606         297,125          (9,954)

  Net income for the three months
   ended June 30, 1998                            --             --          197,039            --              --
Other comprehensive income, net of tax:
  Change in unrealized gain
    (loss) on securities available
    for sale                                      --             --             --            (3,784)           --
  Amortization of minimum
    pension liability adjustment                  --             --             --              --               119
  Dividend paid                                   --             --          (85,126)           --              --
                                          ------------   ------------   ------------    ------------    ------------
Balances at June 30, 1998                 $     13,225   $ 12,753,789   $  8,965,519    $    293,341    $     (9,835)
                                          ============   ============   ============    ============    ============
                                           UNEARNED         UNEARNED       TREASURY
                                          ESOP SHARES      RRP SHARES        STOCK           TOTAL
                                          ------------    ------------    ------------    ------------
Balance at April 1, 1997                  $   (918,660)   $   (486,055)   $    (29,963)   $ 19,369,800

  Net income for the year
   ended March 31, 1998                           --              --              --         1,020,486
  Dividend paid                                   --              --              --          (338,965)
  ESOP shares earned                            83,690            --              --           133,486
  RRP shares earned                               --           110,283            --           110,283
  RRP shares forfeited                            --             3,893          (4,230)           --
  Tax benefit from RRP                            --              --              --            14,498
  Purchased 20,000 treasury shares                --              --          (259,687)       (259,687)
  Change in unrealized gain
   (loss) on securities available
   for sale                                       --              --              --           355,739
  Amortization of minimum
    pension liability adjustment                  --              --              --             1,422
                                          ------------    ------------    ------------    ------------
Balances at March 31, 1998                    (834,970)       (371,879)       (293,880)     20,407,062

  Net income for the three months
   ended June 30, 1998                            --              --              --           197,039
Other comprehensive income, net of tax:
  Change in unrealized gain
    (loss) on securities available
    for sale                                      --              --              --            (3,784)
  Amortization of minimum
    pension liability adjustment                  --              --              --               119
  Dividend paid                                   --              --              --           (85,126)
                                          ------------    ------------    ------------    ------------
Balances at June 30, 1998                 $   (834,970)   $   (371,879)   $   (293,880)   $ 20,515,310
                                          ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                JUNE 30,
                                                           1998            1997
                                                        -----------    -----------
OPERATING ACTIVITIES
  Net Income                                             $   197,039    $   237,042
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                          91,393         71,920
       Provision for loss on loans                            25,000         47,500
       Gain on sale of securities available for sale            (563)          (497)
       Federal Home Loan Bank stock dividends                (17,829)       (16,600)
       Deferred income tax expense (benefit)                 (12,585)          --
       Amortization and accretion of invesment
         securities premiums and discounts, net                9,638          2,788
       Amortization of goodwill                               30,795         30,795
  Decrease (increase) in:
       Accrued interest receivable                          (151,409)      (305,366)
       Other assets                                          (94,173)       142,580
  Increase (decrease) in:
       Accrued interest payable                               44,944         49,244
       Accrued income taxes                                  216,602          9,926
       Accounts payable and accrued expenses                  31,149         49,791
                                                         -----------    -----------
             Net cash provided by operating activities       370,001        319,123
                                                         -----------    -----------
INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls               750,000      1,197,960
       Purchased                                          (3,760,663)      (650,000)
  Mortgage-backed securities:
       Proceeds from sale                                  1,004,062      1,004,375
       Purchased                                          (3,265,025)    (2,187,378)
       Principal payments                                    448,341        177,003
  Certificates of deposits:
      Proceeds from maturities                                  --             --
  Loan originations and principal payments, net           (2,308,675)    (4,462,655)
  Purchases of software                                         --          (10,414)
  Purchases of premises and equipment                       (230,724)      (147,205)
                                                         -----------    -----------
             Net cash used by investing activities        (7,362,684)    (5,078,314)
                                                         -----------    -----------


          See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                         1998           1997
                                                                      -----------    -----------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                   3,472,890     (1,411,617)
  Net proceeds from FHLB borrowings                                     2,862,000      1,560,000
  Repayment of long-term borrowings                                       (25,000)       (25,000)
  Decrease in securities sold under agreement to repurchase              (606,099)    (1,310,499)
  Net increase (decrease)  in term treasury tax and loan borrowings       773,141        (31,641)
  Purchase of treasury stock                                                 --         (190,312)
  Dividends paid                                                          (85,126)       (84,917)
                                                                      -----------    -----------
            Net cash (used) provided by financing activities            6,391,806     (1,493,986)
                                                                      -----------    -----------
(Decrease) increase in cash and cash equivalents                         (600,877)    (6,253,177)
Cash and cash equivalent at beginning of period                         3,632,255      8,834,309
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 3,031,378    $ 2,581,132
                                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Principles of Consolidation

     The financial statements for 1998 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for June 30, 1998 and March 31, 1998 is for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three months ended June 30, 1998 and 1997.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 1998, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 1998.

(3)  Earnings Per Share

     Effective December 31, 1997, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." In accordance with the Statement, the June 30, 1997 earnings per share presentation have been restated to conform to SFAS No. 128.

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and recognition and retention plan.

     Weighted average number of shares used in the basic earnings per share computations was 1,176,168 and 1,172,954 for the three month period ended June 30, 1998 and 1997. Weighted average number of shares used in the diluted earnings per share computations was 1,242,574 and 1,212,900 for the three month period ended June 30, 1998 and 1997.

(4) Impact of Recent Accounting Pronouncements

     During the three months ended June 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

(5) Employee Stock Ownership Plan (ESOP)

     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $35,363 and $28,500 for the three months ended June 30, 1998 and 1997. As of June 30, 1998, the Company considered 83,497 shares as unearned ESOP shares with a fair value of $1,429,886.

(6) Stock Option and Incentive Plan and Recognition and Retention Plan

     On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share and options on 19,750 shares at $13.375. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 49,990 shares. Ungranted RRP shares (2,910) are included in treasury stock at cost. RRP shares that are granted are considered common stock equivalents.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance. No awards have been granted under the Premium Price Stock Option Plan.

(7) Cash Dividend

     On July 27, 1998, the Board declared a cash dividend of $.08 per share payable on August 24, 1998 to shareholders of record on August 10, 1998.

(8) Supplemental Disclosure of Cash Flows Information

                                                     Three months ended June 30,
                                                     ---------------------------
                                                       1998             1997
                                                     --------         --------
   Cash paid for:
        Interest on deposits and borrowings          $263,099         $175,068
        Taxes                                          46,099            -0-
   Transfer from loans to real estate
         acquired through foreclosure                  29,782           18,000

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company's total assets increased $6.9 million, or 5.3%, from $131.1 million at March 31, 1998 to $138.0 million at June 30, 1998. The increase was due primarily to an increase in loans of $2.2 million, an increase in investment securities of $2.9 million, and an increase in mortgage-backed securities of $1.8 million.

     Net loans receivable increased $2.2 million from $90.1 million at March 31, 1998 to $92.3 million at June 30, 1998 due to aggressive origination efforts and strong loan demand that resulted in originations of $3.7 million of one to four family loans, $1.6 million in commercial real estate loans, $3.7 million in commercial business loans and $3.0 million in consumer loans offset by repayments since March 31, 1998.

     Investment securities increased approximately $2.9 million from $18.2 million at March 31, 1998 to $21.1 million at June 30, 1998 primarily as the result of purchases of $3.8 million partially offset by sold or called securities of $750,000. Mortgage-backed securities increased approximately $1.8 million from $7.8 million at March 31, 1998 to $9.6 million at June 30, 1998. The increase was primarily the result of purchases of $3.3 million partially offset by sales of $1.0 million and principal repayments of approximately $448,000.

     Net deposits increased $3.5 million from $104.9 million at March 31, 1998 to $108.4 million at June 30, 1998. The increase in deposits was due the opening of the two new banking offices in the last quarter of fiscal 1998 and increased marketing efforts within the Company's market area. Securities sold under agreement to repurchase decreased $600,000 from $3.5 million at March 31, 1998 to $2.9 million at June 30, 1998. The decrease was due to a withdrawal in the normal course of business.

     Federal Home Loan Bank advances increased to $2.9 million at June 30, 1998 compared to no advances at March 31, 1998. Net proceeds from advances were used to fund loan demand.

     Total stockholders' equity was $20.4 million at March 31, 1998 compared to $20.5 million at June 30, 1998.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

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

     The Company reported net income of $197,000 during the three months ended June 30, 1998 compared to net income of $237,000 during the three months ended June 30, 1997. The decrease in income of $40,000 between the two periods was primarily the result of an increase in non-interest expenses of $126,000, partially offset by a decrease in provision for loan losses of $22,000, an increase in non-interest income of $37,000, and a decrease in income taxes of $27,000.

     Interest Income. Total interest income increased $46,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase in interest income for the three month period resulted primarily from an increase in the average balance of interest-earning assets of $2.6 million from $120.4 million at June 30, 1997 to $123.0 million at June 30, 1998. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, offset by a decrease in the average balance of mortgage-backed and investment securities and other interest earning assets. The average yield on interest-earning assets was 7.9% for the three months ended June 30, 1998 and 1997, as the relationship between long and short-term rates remained flat.

     Interest Expense. Interest expense increased $46,000 for the three months ended June 30, 1998 as compared to the same period in 1997. Interest expense increased for the three month period primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $100.9 million at June 30, 1997 to $103.8 million at June 30, 1998 as a result of an increase in deposits. The average rate paid on interest-bearing liabilities was 4.7% for the three months ended June 30, 1998 and 1997.

     Provision for Loan Losses. The Company's provision for loan losses totaled $25,000 for the three months ended June 30, 1998 compared to $47,500 for the three months ended June 30, 1997 based on management's overall assessment of the loan portfolio. The decrease for the three month period was due to a decrease in charge-offs. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased approximately $37,000 for the three months ended June 30, 1998 compared to the same period in 1997. The increase for the three month period was the result of an increase in service charges and other fees on deposits due to more aggressive pricing strategies.

     Non-interest Expense. Non-interest expense increased $126,000 for the three months ended June 30, 1998 compared to the same period in 1997. Non-interest expenses increased for the three month period due to an increase in compensation and benefits of $47,000; an increase in occupancy expense of $22,000; an increase in advertising expense of $7,000, an increase in ATM expense of $12,000, an increase in telephone expense $4,000, an increase in legal fees of $16,000 and an increase in other general and administrative expenses of $18,000. The increase in these expenses was the result of the opening of two new banking offices during the last quarter of fiscal 1998.

     Income Tax Expense. Income tax expense decreased $27,000 for the three months ended June 30, 1998 primarily due to an decrease in income before income taxes and an increase in tax exempt income.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 1998 was $856,000 or .9% of the total loans. The March 31, 1998 allowance for loan loss was $831,000, or .9% of total loans. The allowance for loan losses at June 30, 1998 was allocated as follows: $213,000 to one-to-four family real estate loans, $43,000 to commercial real estate loans, $75,000 to commercial business loans, $160,000 to consumer loans and $365,000 remained unallocated.

     The ratio of non-performing assets to total assets is one indicator of other exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. For all periods presented the Company had no troubled debt restructurings. The following table sets forth the amount of non-performing assets at the periods indicated.

                                           June 30, 1998   March 31, 1998
                                           -------------   --------------
                                               (Dollars in Thousands)
Non-Accruing Loans                             $112           $308
Accruing Loans Delinquent 90 Days or More        13             25
Foreclosed Assets                               271            229
                                               ----           ----
Total Non-Performing Assets                    $396           $562
Total Non-Performing Assets as a
         Percentage of Total Assets              .3%            .4%

     Total non-performing assets decreased $166,000 from March 31, 1998 to June 30, 1998. The decrease in non-performing assets is the result of an increase in management's collection efforts.

     Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of June 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 1998 and March 31, 1998, cash and cash equivalents totaled $3.0 million and $3.6 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 1998, the Company had $2.9 million in borrowings outstanding with the FHLB.

     Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of June 30, 1998 and March 31, 1998, Classic Bank's liquidity ratios were 4.81% and 4.43% respectively. First National, as a national bank, is not subject to any prescribed liquidity requirements.

     At June 30, 1998, the Company had outstanding commitments to originate loans of $6.8 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1998, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 1998, Classic Bank exceeded all current regulatory capital standards.


                                         Regulatory             Actual Capital
                                     Capital Requirement          (CB Only)
                                     -------------------          ---------
                                     Amount       Percent       Amount  Percent
                                     ------       -------       ------  -------
                                                 (Dollars in Thousands)
         Risk-Based                   $3,045        8.0%        $8,498   22.3%
         Tier 1 (Core) Capital         2,726        4.0          7,987   21.0


     Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1998, the capital requirements applicable to First National and its actual capital ratios. As of June 30, 1998, First National exceeded all current regulatory capital standards.


                                         Regulatory             Actual Capital
                                     Capital Requirement          (FN Only)
                                     -------------------          ---------
                                     Amount       Percent       Amount  Percent
                                     ------       -------       ------  -------
                                                 (Dollars in Thousands)
    Risk-Based Capital
       (to Risk Weighted Assets)      $3,140        8.0%        $9,066   23.1%
     Tier 1 Capital
       (to Risk Weighted Assets)       1,570        4.0          8,575   21.8


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

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

                  The annual meeting of Shareholders  (the "Meeting") of Classic
             Bancshares, Inc. was held on July 27, 1998. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

               PROPOSAL                                                               NUMBER OF VOTES
               --------                                                               ---------------
                                                                                                        Broker
                                                                               For        Withheld     Non-votes
                                                                               ---        --------     ---------
             Election of the following directors for the terms indicated:

             C. Cyrus Reynolds (three years)                                1,010,693      35,490          0
             David B. Barbour (three years)                                 1,010,693      35,490          0
             Jeffrey P. Lopez (three years)                                 1,010,596      35,587          0


                                                                                                        Broker
                                                                   For       Against       Abstain     Non-votes
                                                                   ---       -------       -------     ---------
             The approval of the Classic Bancshares,
             Inc. 1998 Premium Price Stock Option
             Growth Plan                                         884,126     148,957       13,100          0

             The ratification of the appointment of Smith,
             Goolsby, Artis & Reams, P.S.C. as the
             Company's auditors for the fiscal year ending
             March 31, 1999                                     1,008,383     37,000         800           0


Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K
             a.  Exhibits
                 Exhibit 27 Financial Data Schedule

             b.  Reports on Form 8-K
                 The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 1998:

                 Press release, dated May 29, 1998 announcing the results of March 31, 1998 quarter end and year end earnings. Press release, dated April 16, 1998 announcing the declaration of a cash dividend.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLASSIC BANCSHARES, INC.
                                         REGISTRANT





Date:   August 14, 1998               /s/ David B. Barbour
        -------------------------     ------------------------------------------
                                      David B. Barbour, President, Chief
                                      Executive Officer and Director
                                      (Duly Authorized Officer)


Date:   August 14, 1998               /s/ Lisah M. Frazier
        -------------------------     ------------------------------------------
                                      Lisah M. Frazier, Senior Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS



  Exhibit
   Number

     27                 Financial Data Schedule