Form 10QSB
period 1998-09-30
CLASSIC BANCSHARES INC
filed 1998-11-12
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________

     Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                                 61-1259391
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                    organization)                         Identification Number)

344 Seventeenth Street, Ashland, Kentucky                             41101
(Address of principal executive offices)                           (ZIP Code)

Registrant's telephone number, including area code: (606) 325-4789

     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 1998, there were 1,322,500 shares of the Registrant's common stock issued and 1,299,590 shares outstanding.

     Transitional Small Disclosure (check one): Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          (Unaudited) and March 31, 1998                                    3

          Consolidated Statements of Income for the three and six months
          ended September 30, 1998 and 1997                                 4

          Consolidated Statements of Stockholders' Equity for the
          six months ended September 30, 1998 (Unaudited) and
          Year Ended March 31, 1998                                         5

          Consolidated Statements of Cash Flows for the six months ended
          September 30, 1998 and 1997                                      6-7

          Notes to Consolidated Financial Statements                      8-10


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-16

PART II.  OTHER INFORMATION                                                17

          Signatures                                                       18

          Index to Exhibits                                                19

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,     March 31,
                                                                           1998             1998
                                                                       -------------    -------------
                                                                        (Unaudited)
ASSETS
  Cash and due from bank                                               $   3,469,310    $   2,500,841
  Federal funds sold and securities purchased under resell agreement       2,943,135        1,131,414
  Certificates of deposits in other financial institutions                    99,000          293,000
  Investment securities available for sale                                24,503,117       18,176,807
  Mortgage-backed securities available for sale                            5,045,140        7,830,714
  Loans receivable, net                                                   96,042,290       90,100,000
  Real estate acquired in the settlement of loans                            273,290          229,390
  Accrued interest receivable                                                940,804          851,767
  Federal Home Loan Bank and Federal Reserve Bank stock                    1,347,950        1,297,150
  Premises and equipment, net                                              4,609,632        4,468,002
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                        2,840,940        2,902,869
  Other assets                                                             1,335,877        1,338,572
                                                                       -------------    -------------

TOTAL ASSETS                                                           $ 143,450,485    $ 131,120,526
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                             $ 117,186,415    $ 104,926,667
  Securities sold under agreement to repurchase                            2,109,994        3,521,799
  Advances from Federal Home Loan Bank                                       397,325               --
  Other short-term borrowings                                                856,235          273,697
  Accrued expenses and other liabilities                                     412,509          402,090
  Accrued interest payable                                                   452,931          390,409
  Accrued income taxes                                                       125,220               --
  Long-term debt                                                             500,000          550,000
  Deferred income taxes                                                      692,907          648,802
                                                                       -------------    -------------

              Total Liabilities                                        $ 122,733,536    $ 110,713,464
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,299,590 outstanding                                   $      13,225    $      13,225
  Additional paid-in capital                                              12,753,789       12,753,789
  Retained earnings - substantially restricted                             9,078,016        8,853,606
  Net unrealized gain (loss) on securities available for sale                350,802          297,125
  Unearned ESOP shares                                                      (834,970)        (834,970)
  Unearned RRP shares                                                       (340,198)        (371,879)
  Minimum pension liability adjustment                                        (9,835)          (9,954)
  Treasury stock, at cost                                                   (293,880)        (293,880)
                                                                       -------------    -------------

              Total Stockholders' Equity                               $  20,716,949    $  20,407,062
                                                                       -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 143,450,485    $ 131,120,526
                                                                       =============    =============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------    -------------------------
                                                1998          1997           1998          1997
                                             -----------   -----------    -----------   -----------
INTEREST INCOME
  Loans                                      $ 1,941,667   $ 1,854,975    $ 3,859,136   $ 3,649,048
  Investment securities                          325,668       373,778        662,889       767,074
  Mortgage-backed securities                     111,274       142,093        253,617       293,514
  Other interest earning assets                   55,145        13,308         73,543        44,326
                                             -----------   -----------    -----------   -----------
              Total Interest Income            2,433,754     2,384,154      4,849,185     4,753,962
                                             -----------   -----------    -----------   -----------

INTEREST EXPENSE
  Interest on deposits                         1,208,474     1,051,107      2,325,741     2,081,094
  Interest on FHLB Advances                       13,202       102,375         57,111       184,833
  Interest on other borrowed funds                54,440        63,470        120,506       131,370
                                             -----------   -----------    -----------   -----------
              Total Interest Expense           1,276,116     1,216,952      2,503,358     2,397,297
                                             -----------   -----------    -----------   -----------

              Net Interest Income              1,157,638     1,167,202      2,345,827     2,356,665

Provision for loss on loans                       15,000        55,000         40,000       102,500
                                             -----------   -----------    -----------   -----------

              Net interest income after
               provision for loss on
               loans                           1,142,638     1,112,202      2,305,827     2,254,165
                                             -----------   -----------    -----------   -----------

NON-INTEREST INCOME
  Service charges and other fees                 105,187        84,668        222,279       158,225
  Gain on sale of securities
    available for sale                             3,340        17,556          3,904        18,054
  Pension plan settlement gain                        --       329,915             --       329,915
  Loss on disposal of assets                          --       (37,282)            --       (37,282)
  Other income                                    68,688        23,716         96,375        57,847
                                             -----------   -----------    -----------   -----------
              Total Non-Interest Income          177,215       418,573        322,558       526,759
                                             -----------   -----------    -----------   -----------

NON-INTEREST EXPENSES
  Employee compensation and benefits             471,905       449,529        968,545       899,038
  Occupancy and equipment expense                149,460       159,371        287,701       275,668
  Federal deposit insurance premiums               9,042         7,269         17,725        14,623
  Loss (gain) on foreclosed real estate              875        52,682            914        53,240
  Goodwill amortization                           31,133        31,133         61,929        61,929
  Other general and administrative
     expenses                                    366,418       443,600        738,700       759,696
                                             -----------   -----------    -----------   -----------
              Total Non-Interest Expense       1,028,833     1,143,584      2,075,514     2,064,194
                                             -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                       291,020       387,191        552,871       716,730

              Income tax expense (benefit)        81,236       113,502        146,047       205,999
                                             -----------   -----------    -----------   -----------

NET INCOME                                   $   209,784   $   273,689    $   406,824   $   510,731
                                             ===========   ===========    ===========   ===========


Basic earnings per share                     $      0.18   $      0.22    $      0.35   $      0.42
                                             ===========   ===========    ===========   ===========
Diluted earnings per share                   $      0.17   $      0.22    $      0.33   $      0.42
                                             ===========   ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            ACCUMULATED OTHER
                                                                                           COMPREHENSIVE INCOME
                                                                                       ------------------------------
                                                                                        NET UNREALIZED     MINIMUM
                                                          ADDITIONAL                   GAIN (LOSS) ON      PENSION
                                             COMMON        PAID-IN        RETAINED      AVAILABLE FOR     LIABILITY
                                              STOCK        CAPITAL        EARNINGS     SALE SECURITIES    ADJUSTMENT
                                          ------------   ------------   ------------   -------------    -------------
Balance at April 1, 1997                  $     13,225   $ 12,689,158   $  8,172,085    $    (58,614)   $    (11,376)

  Net income for the year
   ended March 31, 1998                             --             --      1,020,486              --              --
  Dividend paid                                     --             --       (338,965)             --              --
  ESOP shares earned                                --         49,796             --              --              --
  RRP shares earned                                 --             --             --              --              --
  RRP shares forfeited                              --            337             --              --              --
  Tax benefit from RRP                              --         14,498             --              --              --
  Purchased 20,000 treasury shares                  --             --             --              --              --
  Change in unrealized gain
   (loss) on securities available
   for sale                                         --             --             --         355,739              --
  Amortization of minimum
    pension liability adjustment                    --             --             --              --           1,422
                                          ------------   ------------   ------------    ------------    ------------

Balances at March 31, 1998                      13,225     12,753,789      8,853,606         297,125          (9,954)

  Net income for the six months
   ended September 30, 1998                         --             --        406,824              --              --
  Dividend paid                                     --             --       (182,414)             --              --
  RRP shares earned                                 --             --             --              --              --
Other comprehensive income, net of tax:
  Change in unrealized gain
    (loss) on securities available
    for sale                                        --             --             --          53,677              --
  Amortization of minimum
    pension liability adjustment                    --             --             --              --             119
                                          ------------   ------------   ------------    ------------    ------------

Balances at September 30, 1998            $     13,225   $ 12,753,789   $  9,078,016    $    350,802    $     (9,835)
                                          ============   ============   ============    ============    ============




                                            UNEARNED        UNEARNED        TREASURY
                                          ESOP SHARES      RRP SHARES        STOCK            TOTAL
                                          ------------    ------------    ------------    ------------
Balance at April 1, 1997                  $   (918,660)   $   (486,055)   $    (29,963)   $ 19,369,800

  Net income for the year
   ended March 31, 1998                             --              --              --       1,020,486
  Dividend paid                                     --              --              --        (338,965)
  ESOP shares earned                            83,690              --              --         133,486
  RRP shares earned                                 --         110,283              --         110,283
  RRP shares forfeited                              --           3,893          (4,230)             --
  Tax benefit from RRP                              --              --              --          14,498
  Purchased 20,000 treasury shares                  --              --        (259,687)       (259,687)
  Change in unrealized gain
   (loss) on securities available
   for sale                                         --              --              --         355,739
  Amortization of minimum
    pension liability adjustment                    --              --              --           1,422
                                          ------------    ------------    ------------    ------------

Balances at March 31, 1998                    (834,970)       (371,879)       (293,880)     20,407,062

  Net income for the six months
   ended September 30, 1998                         --              --              --         406,824
  Dividend paid                                     --              --              --        (182,414)
  RRP shares earned                                 --          31,681              --          31,681
Other comprehensive income, net of tax:
  Change in unrealized gain
    (loss) on securities available
    for sale                                        --              --              --          53,677
  Amortization of minimum
    pension liability adjustment                    --              --              --             119
                                          ------------    ------------    ------------    ------------

Balances at September 30, 1998            $   (834,970)   $   (340,198)   $   (293,880)   $ 20,716,949
                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
OPERATING ACTIVITIES
  Net Income                                              $    406,824    $    510,731
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                           188,784         147,853
       Provision for loss on loans                              40,000         102,500
       Provision for loss on foreclosed real estate                 --          50,000
       Gain on sale of securities available for sale            (3,904)        (18,054)
       Loss on disposal of assets                                   --          37,282
       Gain on pension plan settlement                              --        (329,915)
       Federal Home Loan Bank stock dividends                  (36,700)        (33,600)
       Deferred income tax expense (benefit)                    14,408         114,866
       Amortization and accretion of investment
         securities premiums and discounts, net                 50,737           2,523
       Amortization of goodwill                                 61,929          61,929
  Decrease (increase) in:
       Accrued interest receivable                             (89,037)       (165,507)
       Other assets                                              2,695         148,242
  Increase (decrease) in:
       Accrued interest payable                                 62,522          87,985
       Accrued income taxes                                    125,220            (864)
       Accounts payable and accrued expenses                    10,419         166,579
                                                          ------------    ------------
              Net cash provided by operating activities        833,897         882,550
                                                          ------------    ------------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls              10,298,703       5,222,960
       Purchased                                           (16,481,096)     (2,803,155)
  Mortgage-backed securities:
       Proceeds from sale                                    5,035,426       1,004,375
       Purchased                                            (3,839,846)     (2,187,378)
       Principal payments                                    1,467,148         464,150
  Purchased Federal Home Loan Bank stock                       (14,100)             --
  Certificates of deposits with other banks:
      Proceeds from maturities                                 194,000              --
  Loan originations and principal payments, net             (5,970,083)     (6,498,761)
  Purchases of software                                         (6,677)        (10,414)
  Purchases of premises and equipment                         (332,574)       (353,295)
                                                          ------------    ------------
              Net cash used by investing activities         (9,649,099)     (5,161,518)
                                                          ------------    ------------

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                             12,259,748      (1,190,595)
  Net proceeds from FHLB borrowings                                  397,325       2,725,000
  Repayment of long-term borrowings                                  (50,000)        (50,000)
  Decrease in securities sold under agreement to repurchase       (1,411,805)     (1,417,047)
  Net increase (decrease)  in short-term borrowings                  582,538        (206,363)
  Purchase of treasury stock                                              --        (259,687)
  Dividends paid                                                    (182,414)       (169,833)
                                                                ------------    ------------
             Net cash (used) provided by financing activities     11,595,392        (568,525)
                                                                ------------    ------------

(Decrease) increase in cash and cash equivalents                   2,780,190      (4,847,493)
Cash and cash equivalent at beginning of period                    3,632,255       8,834,309
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $  6,412,445    $  3,986,816
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Principles of Consolidation

     The financial statements for 1998 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for September 30, 1998 and March 31, 1998 is for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and six months ended September 30, 1998 and 1997.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 1998, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999.

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

(3)  Earnings Per Share

     Effective December 31, 1997, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." In accordance with the Statement, the September 30, 1997 earnings per share presentation have been restated to conform to SFAS No. 128.

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and recognition and retention plan.

     Weighted average number of shares used in the basic earnings per share computations was 1,182,451 and 1,167,883 for the three month period ended September 30, 1998 and 1997 and 1,179,327 and 1,165,651 for the six month period ended September 30, 1998 and 1997. Weighted average number of shares used in the diluted earnings per share computations was 1,236,459 and

1,215,716 for the three month period ended September 30, 1998 and 1997 and 1,232,710 and 1,213,484 for the six month period ended September 30, 1998 and 1997.

(4)  Employee Stock Ownership Plan (ESOP)

     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $17,929 and $33,816 for the three months ended September 30, 1998 and 1997 and $53,292 and $62,316 for the six months ended September 30, 1998 and 1997. As of September 30, 1998, the Company considered 83,497 shares as unearned ESOP shares with a fair value of $1,189,832.

     On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(5)  Stock Option and Incentive Plan and Recognition and Retention Plan

     On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,750 shares at $13.375 and options on 4,500 shares at $13.875. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 49,990 shares. Ungranted RRP shares (2,910) are included in treasury stock at cost. RRP shares that are granted are considered common stock equivalents.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance. No awards have been granted under the Premium Price Stock Option Plan.

(6)  Cash Dividend

     On July 27, 1998, the Board declared a cash dividend of $.08 per share payable on November 9, 1998 to shareholders of record on October 26, 1998.

(7)  Supplemental Disclosure of Cash Flows Information

                                                 Six months ended September 30,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
     Cash paid for:
          Interest on deposits and borrowings       $495,095         $797,234
          Taxes                                      112,341          164,128
     Transfer from loans to real estate
           acquired through foreclosure               37,782           33,347

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company's total assets increased $12.4 million, or 9.5%, from $131.1 million at March 31, 1998 to $143.5 million at September 30, 1998. The increase was due primarily to an increase in cash and cash equivalents of $2.8 million, an increase in loans of $5.9 million, and an increase in investment securities of $6.3 million, partially offset by a decrease in mortgage-backed securities of $2.8 million.

     Net loans receivable increased $5.9 million from $90.1 million at March 31, 1998 to $96.0 million at September 30, 1998 due to aggressive origination efforts and improved loan demand that resulted in originations of $8.8 million of one to four family loans, $3.5 million in commercial real estate loans, $8.2 million in commercial business loans and $5.8 million in consumer loans offset by repayments since March 31, 1998.

     Investment securities increased approximately $6.3 million from $18.2 million at March 31, 1998 to $24.5 million at September 30, 1998 primarily as the result of purchases of $16.5 million partially offset by sold or called securities of $10.2. Mortgage-backed securities decreased approximately $2.8 million from $7.8 million at March 31, 1998 to $5.0 million at September 30, 1998. The decrease was primarily the result of purchases of $3.8 million partially offset by sales of $5.0 million and principal repayments of approximately $1.5 million.

     Net deposits increased $12.3 million from $104.9 million at March 31, 1998 to $117.2 million at September 30, 1998. The increase in deposits was due the opening of the two new banking offices in the last quarter of fiscal 1998 and increased marketing efforts within the Company's market area. Securities sold under agreement to repurchase decreased $1.4 million from $3.5 million at March 31, 1998 to $2.1 million at September 30, 1998. The decrease was due to a withdrawal in the normal course of business.

     Federal Home Loan Bank advances increased to $397,000 at September 30, 1998 compared to no advances at March 31, 1998. Net proceeds from the advance were used to fund a loan.

     Total stockholders' equity was $20.4 million at March 31, 1998 compared to $20.7 million at September 30, 1998.

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

Year 2000 Issue

     The advent of the year 2000 brings a potentially critical problem to all computers, software and micro-chip dependent systems. Many computer programs use only a two-digit character for the year (1998 would appear only as "98") and thus the computer is unable to distinguish between, for example, the years 1900 and 2000 or 1901 and 2001. Left uncorrected, this situation will result in erroneous data and reports, inability to effectuate electronic funds transfers, and possibly the shut down of entire systems.

     The Company's operations are heavily dependent on information technology systems. As a result, the Company has put much effort in addressing potential problems that could exist with the turn of the century. The following paragraphs summarize the phases of the Company's Y2K plan:

     Awareness Phase. The Company formally established a Y2K plan and a Y2K committee that is responsible for implementing the plan, determining the resources (including personnel, time and expense estimates) required to complete specific procedures, monitoring progress, establishing time lines and developing contingency plans. This phase is substantially complete.

     Assessment Phase. The Company developed a strategy to determine the size and complexity of the Y2K problem as it relates to the Company. A Y2K risk assessment was completed on each mission critical system to assess the ability of hardware and software to accurately process date sensitive data, including a process specific rating assessing the relative risk of each of these processes.

     The Company's primarily lending relationships are with borrowers for 1-4 family residences. As a result, the Company does not anticipate any Y2K issues with regard to its loan portfolio.

     Renovation Phase. The Company's assessment of each mission critical system revealed that new hardware purchases and software upgrades could adequately address Y2K date sensitive applications. These hardware purchases and software upgrades have been delivered and placed into production and entered the validation and testing phase.

     Validation (Testing) Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company currently is in process of validation testing of each mission critical system with the degree of completion of such testing ranging from 75% to 100%. The testing environment is insulated from production and development environments, therefore, assuring minimal interruption of current operations. No significant Y2K problems have been identified relating to any modified or upgraded mission critical systems. The Company anticipates completion of this phase prior to December 31, 1998.

     Implementation Phase. The Company's plan requires that all required hardware purchase and software upgrades be installed and in production with respect to all mission critical systems during the validation phase.

     The Company has incurred costs of approximately $20,000 for testing its data processing software. These costs are being amortized through March 2000. The Company also anticipates costs of approximately $30,000 in new hardware purchases. Management anticipates that these costs will be capitalized and depreciated over the period of time allowed by accounting guidelines.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

     The Company reported net income of $210,000 during the three months ended September 30, 1998 compared to net income of $274,000 during the three months ended September 30, 1997. The decrease in income of $64,000 between the two periods was primarily the result of a decrease in net interest income of $10,000 and a decrease in non-interest income of $241,000 (including a one time $330,000 gain in 1997) partially offset by a decrease in non-interest expenses of $115,000, a decrease in provision for loan losses of $40,000, and a decrease in income taxes of $32,000.

     The Company reported net income of $407,000 for the six months ended September 30, 1998 compared to net income of $511,000 for the six months ended September 30, 1997. The decrease in income of $104,000 between the two periods was primarily the result of a decrease in net interest income of $11,000, a decrease in non-interest income of $204,000 and an increase in non-interest expenses of $11,000 partially offset by a decrease in provision for loan losses of $62,000, and a decrease in income taxes of $60,000.

     Interest Income. Total interest income increased $50,000 and $95,000 for the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997. The increase in interest income for the three-month period resulted primarily from an increase in the average balance of interest-earning assets of $4.6 million from $120.7 million at September 30, 1997 to $125.3 million at September 30, 1998. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, offset by a decrease in the average balance of mortgage-backed and investment securities and other interest earning assets. The average yield on interest-earning assets was 7.6% and 7.7% for the three and six months ended September 30, 1998 compared to 7.9% for the three and six months ended September 30, 1997. The decrease was due to a decrease in the average rate earned on loans.

     Interest Expense. Interest expense increased $59,000 and $106,000 for the three and six months ended September 30, 1998 as compared to the same period in 1997. Interest expense increased for the three month period primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $101.2 million at September 30, 1997 to $106.1 million at September 30, 1998 as a result of an increase in deposits offset by a decrease in FHLB borrowings. The average rate paid on interest-bearing liabilities was 4.7% for the three and six months ended September 30, 1998 compared to 4.8% and 4.7% for the three and six months ended September 30, 1997.

     Provision for Loan Losses. The Company's provision for loan losses totaled $15,000 and $40,000 for the three and six months ended September 30, 1998 compared to $55,000 and $102,500 for the three and six months ended September 30, 1997 based on management's overall assessment of the loan portfolio. The decrease for the three and six month period was due to a decrease in charge-offs and management's decision to decrease the provision as a result of an evaluation of the Company's current portfolio. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income decreased approximately $241,000 and $204,000 for the three and six months ended September 30, 1998 compared to the same period in 1997. The decrease was primarily the result of a one time $330,000 gain recorded from the settlement of First National's pension plan in 1997 offset by a loss on disposal of assets of $37,000 recorded in 1997.
Non-interest income also decreased due to a decrease in the gain on available for sale securities of $14,000 for the three and six months ended September 30, 1998. These decreases were offset by an increase in service charges and other fees on deposits of $21,000 and $64,000 for the three and six months ended September 30, 1998 and an increase in other income of $45,000 and $39,000 for the three and six months ended September 30, 1998. The increase in service charges and other fees on deposits was due to an increased deposit base and more aggressive pricing strategies. The increase in other income was due primarily to an increase in real estate service fees from secondary market loans.

     Non-interest Expense. Non-interest expense decreased $115,000 for the three months ended September 30, 1998 compared to the same period in 1997. Non-interest expenses decreased for the three month period due to a decrease in occupancy and equipment expense of $11,000 as a result of maintenance charges taken in 1997, a decrease in the loss on foreclosed real estate of $50,000 as a result of a write-down on foreclosed real estate taken in 1997, a decrease in stationary, printing and other supplies of $44,000 due to new product offerings and name and logo changes in 1997, a decrease in other general and administrative expenses of $32,000 due to restructuring charges relative to the continued consolidation of the operations of the Company's subsidiaries taken in 1997 partially offset by an increase in compensation and benefits of $22,000 due to an increase in the number of employees as a result of the opening of two new banking offices.

     Non-interest expense increased $11,000 for the six months ended September 30, 1998 compared to the same period in 1997. Non-interest expenses increased for the six month period due to an increase in compensation and benefits of $70,000 due to an increase in the number of employees as a result of the opening of two new banking offices, an increase in occupancy and equipment expense of $12,000 as a result of the opening of the two new banking offices, an increase in federal deposit insurance premiums of $3,000, an increase in ATM expense of $22,000 as the result of an increase in the number of ATM locations, and an increase in marketing and advertising of $15,000 partially offset by a decrease in the loss on foreclosed real estate of $52,000 as a result of a write-down on foreclosed real estate taken in 1997, a decrease in stationary, printing and other supplies of $43,000 due to new product offerings and name and logo changes in 1997, and a decrease in other general and administrative expenses of $16,000 due to restructuring charges relative to the continued consolidation of the operations of the Company's subsidiaries taken in 1997.

     Income Tax Expense. Income tax expense decreased $32,000 and $60,000 for the three and six months ended September 30, 1998 primarily due to a decrease in income before income taxes and an increase in tax exempt income.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 1998 was $848,000 or .9% of the total loans. The March 31, 1998 allowance for loan loss was $831,000, or .9% of total loans. The allowance for loan losses at September 30, 1998 was allocated as follows:
$201,000 to one-to-four family real estate loans, $43,000 to commercial real estate loans, $91,000 to commercial business loans, $120,000 to consumer loans and $393,000 remained unallocated.

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

                                                    September 30, 1998      March 31, 1998
                                                    ------------------      --------------
                                                              (Dollars in Thousands)
     Non-Accruing Loans ...............................     $225                  $308
     Accruing Loans Delinquent 90 Days or More ........      300                    25
     Foreclosed Assets ................................      273                   229
                                                            ----                  ----
     Total Non-Performing Assets ......................     $798                  $562
     Total Non-Performing Assets as a
              Percentage of Total Assets ..............       .6%                   .4%

     Total non-performing assets increased $236,000 from March 31, 1998 to September 30, 1998. The increase in non-performing assets is the result of an increase in loans delinquent 90 days or more. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

     Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of September 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1998 and March 31, 1998, cash and cash equivalents totaled $6.4 million and $3.6 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At September 30, 1998, the Company had $397,000 in borrowings outstanding with the FHLB.

     Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of September 30, 1998 and March 31, 1998, Classic Bank's liquidity ratios was 4.43%. First National, as a national bank, is not subject to any prescribed liquidity requirements.

     At September 30, 1998, the Company had outstanding commitments to originate loans of $6.9 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 1998, Classic Bank exceeded all current regulatory capital standards.

                                           Regulatory                       Actual Capital
                                       Capital Requirement                     (CB Only)
                                     -----------------------            ----------------------
                                     Amount          Percent            Amount         Percent
                                     ------          -------            ------         -------
                                                      (Dollars in Thousands)
Risk-Based
  (to Risk Weighted Assets)          $2,942            8.0%             $8,255          22.5%
Tier 1 (Core) Capital
  (to Risk Weighted Assets)           2,757            4.0               7,936          21.6

     Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998, the capital requirements applicable to First National and its actual capital ratios. As of September 30, 1998, First National exceeded all current regulatory capital standards.

                                           Regulatory                       Actual Capital
                                       Capital Requirement                     (FN Only)
                                     -----------------------            ----------------------
                                     Amount          Percent            Amount         Percent
                                     ------          -------            ------         -------
                                                      (Dollars in Thousands)
Risk-Based Capital
  (to Risk Weighted Assets)         $3,591             8.0%             $9,162          20.4%
Tier 1 Capital
  (to Risk Weighted Assets)           1,796            4.0               8,653          19.3

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


                                        CLASSIC BANCSHARES, INC.
                                        REGISTRANT

Date: November 12, 1998                 /s/ David B. Barbour
                                        ----------------------------------------
                                        David B. Barbour, President,
                                        Chief Executive Officer and Director
                                        (Duly Authorized Officer)

Date: November 12, 1998                 /s/ Lisah M. Frazier
                                        ----------------------------------------
                                        Lisah M. Frazier, Senior Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS



  Exhibit
   Number
   ------
     27                 Financial Data Schedule