Form 10QSB
period 1998-12-31
CLASSIC BANCSHARES INC
filed 1999-02-16
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 or incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                  41101
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (ZIP Code)

Registrant's telephone number, including area code:   (606) 325-4789


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     As of February 9, 1999, there were 1,322,500 shares of the Registrant's common stock issued and 1,298,100 shares outstanding.

        Transitional Small Disclosure (check one):              Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 (Unaudited)
        and March 31, 1998                                                     3

        Consolidated Statements of Income for the three and nine months
        ended December 31, 1998 and 1997                                       4

        Consolidated  Statements of  Stockholders'  Equity for the
        nine months ended December 31, 1998 (Unaudited) and
        Year Ended March March 31, 1998                                        5

        Consolidated Statements of Cash Flows for the nine months ended
        December 31, 1998 and 1997                                           6-7

        Notes to Consolidated Financial Statements                           8-9


Item 2. Management's Discussion and Analysis of Financial Condition and    10-16
        Results of Operations

PART II.OTHER INFORMATION                                                     17

        Signatures                                                            18

        Index to Exhibits                                                     19


                            CLASSIC BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     December 31,      March 31,
                                                        1998             1998
                                                     -----------     -----------
                                                     (Unaudited)

ASSETS
  Cash and due from bank                             $ 2,721,913     $ 2,500,841
  Federal funds sold and securities purchased
   under resell agreement                                      -       1,131,414
  Certificates of deposits in other
   financial institutions                                      -         293,000
  Investment securities available for sale            25,657,526      18,176,807
  Mortgage-backed securities available for sale        4,761,160       7,830,714
  Loans receivable, net                               97,143,302      90,100,000
  Real estate acquired in the settlement of loans        282,722         229,390
  Accrued interest receivable                          1,019,808         851,767
  Federal Home Loan Bank and
   Federal Reserve Bank stock                          1,366,250       1,297,150
  Premises and equipment, net                          4,532,320       4,468,002
  Cost in excess of fair value of net assets
   acquired (goodwill), net of accumulated
   amortization                                        2,809,806       2,902,869
  Other assets                                         1,353,438       1,338,572
                                                   -------------   -------------
TOTAL ASSETS                                       $ 141,648,245   $ 131,120,526
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                         $ 115,432,595   $ 104,926,667
  Securities sold under agreement to repurchase        2,109,570       3,521,799
  Advances from Federal Home Loan Bank                   896,891               -
  Other short-term borrowings                            501,395         273,697
  Accrued expenses and other liabilities                 443,870         402,090
  Accrued interest payable                               435,212         390,409
  Accrued income taxes                                   176,647               -
  Long-term debt                                               -         550,000
  Deferred income taxes                                  764,383         648,802
                                                   -------------   -------------
          Total Liabilities                        $ 120,760,563   $ 110,713,464
                                                   -------------   -------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,298,100 outstanding               $      13,225   $      13,225
  Additional paid-in capital                          12,753,789      12,753,789
  Retained earnings - substantially restricted         9,213,033       8,853,606
  Accumulated other comprehensive income                 433,393         287,171
  Unearned ESOP shares                                  (834,970)       (834,970)
  Unearned RRP shares                                   (340,198)       (371,879)
  Treasury stock, at cost                               (350,590)       (293,880)
                                                   -------------   -------------
           Total Stockholders' Equity              $  20,887,682   $  20,407,062
                                                   -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 141,648,245   $ 131,120,526
                                                   =============   =============
          See accompanying notes to consolidated financial statements.



                                      CLASSIC BANCSHARES, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   DECEMBER 31,                 DECEMBER 31,
                                            -------------------------    -------------------------
                                                1998          1997           1998          1997
                                            -----------   -----------    -----------   -----------

INTEREST INCOME
  Loans                                     $ 2,024,654   $ 1,892,380    $ 5,883,790   $ 5,541,428
  Investment securities                         378,211       353,897      1,041,100     1,120,971
  Mortgage-backed securities                     73,798       130,870        327,415       424,384
  Other interest earning assets                   7,101        13,703         80,644        58,029
                                            -----------   -----------    -----------   -----------
      Total Interest Income                   2,483,764     2,390,850      7,332,949     7,144,812
                                            -----------   -----------    -----------   -----------
INTEREST EXPENSE
  Interest on deposits                        1,205,290     1,058,765      3,531,031     3,139,859
  Interest on FHLB Advances                      10,432        92,539         67,543       277,372
  Interest on other borrowed funds               46,190        65,153        166,697       196,524
                                            -----------   -----------    -----------   -----------
          Total Interest Expense              1,261,912     1,216,457      3,765,271     3,613,755
                                            -----------   -----------    -----------   -----------
          Net Interest Income                 1,221,852     1,174,393      3,567,678     3,531,057

Provision for loss on loans                      25,000        25,000         65,000       127,500
                                            -----------   -----------    -----------   -----------
          Net interest income after
           provision for loss on
           loans                              1,196,852     1,149,393      3,502,678     3,403,557
                                            -----------   -----------    -----------   -----------
NON-INTEREST INCOME
  Service charges and other fees                123,991       110,844        336,982       269,069
  Gain on sale of securities
   available for sale                                 -        10,437          3,904        28,491
  Pension plan settlement gain                        -             -              -       329,915
  Loss on disposal of assets                          -             -              -       (31,971)
  Other income                                   47,026        34,722        152,689        87,258
                                            -----------   -----------    -----------   -----------
          Total Non-Interest Income             171,017       156,003        493,575       682,762
                                            -----------   -----------    -----------   -----------
NON-INTEREST EXPENSES
  Employee compensation and benefits            467,084       437,965      1,435,628     1,337,003
  Occupancy and equipment expense               151,013       122,060        438,714       397,728
  Federal deposit insurance premiums              9,144        10,585         26,869        25,209
  Loss (gain) on foreclosed real estate           2,731       (27,645)         3,645        25,595
  Goodwill amortization                          31,134        31,133         93,063        93,063
  Other general and administrative
   expenses                                     417,995       336,429      1,156,696     1,096,122
                                            -----------   -----------    -----------   -----------
          Total Non-Interest Expense          1,079,101       910,527      3,154,615     2,974,720
                                            -----------   -----------    -----------   -----------
INCOME BEFORE INCOME TAXES                      288,768       394,869        841,638     1,111,599

          Income tax expense (benefit)           56,231       113,977        202,278       319,976
                                            -----------   -----------    -----------   -----------
NET INCOME                                  $   232,537   $   280,892    $   639,360   $   791,623
                                            ===========   ===========    ===========   ===========

Basic earnings per share                    $      0.20   $      0.23    $      0.55   $      0.65
                                            ===========   ===========    ===========   ===========
Diluted earnings per share                  $      0.19   $      0.23    $      0.52   $      0.65
                                            ===========   ===========    ===========   ===========

                    See accompanying notes to consolidated financial statements.


                                             CLASSIC BANCSHARES, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ACCUMULATED
                                           ADDITIONAL                  OTHER       UNEARNED   UNEARNED
                                 COMMON     PAID-IN     RETAINED   COMPREHENSIVE     ESOP       RRP       TREASURY
                                 STOCK      CAPITAL     EARNINGS      INCOME        SHARES     SHARES      STOCK        TOTAL
                                --------  -----------  ----------  -------------  ----------  ---------   --------   -----------

Balance at April 1, 1997        $13,225   $12,689,158  $8,172,085    $ (69,990)   $(918,660)  $(486,055)  $(29,963)  $19,369,800

Comprehensive income:
  Net income for 1998                 -             -   1,020,486            -            -           -          -     1,020,486
  Other comprehensive income,
   net of tax:
    Change in unrealized gain
     (loss) on securities
     available for sale               -             -           -      336,489            -           -          -       336,489
    Less: Reclassification
     adjustment                       -             -           -       19,250            -           -          -        19,250
    Change in minimum pension
     liability adjustment             -             -           -        1,422            -           -          -         1,422
                                                                                                                     -----------
         Total Comprehensive
           Income                     -             -           -            -            -           -          -       357,161
                                                                                                                     -----------
  Dividend paid                       -             -    (338,965)           -            -           -          -      (338,965)
  ESOP shares earned                  -        49,796           -            -       83,690           -          -       133,486
  RRP shares earned                   -             -           -            -            -     110,283          -       110,283
  RRP shares forfeited                -           337           -            -            -       3,893     (4,230)            -
  Tax benefit from RRP                -        14,498           -            -            -           -          -        14,498
  Purchased 20,000 treasury
    shares                            -             -           -            -            -           -   (259,687)     (259,687)
                                -------   -----------  ----------    ---------    ---------   ---------  ---------   -----------
Balances at March 31, 1998       13,225    12,753,789   8,853,606      287,171     (834,970)   (371,879)  (293,880)   20,407,062

Comprehensive income:
  Net income for the nine
   months ended
   December 31, 1998                  -             -     639,360            -            -           -          -       639,360
  Other comprehensive income,
   net of tax:
    Change in unrealized gain
     (loss) on securities
     available for sale               -             -           -      136,268            -           -          -       136,268
    Change in minimum pension
     liability adjustment             -             -           -        9,954            -           -          -         9,954
                                                                                                                     -----------
          Total Comprehensive
           Income                     -             -           -            -            -           -          -       146,222
                                                                                                                     -----------
  Dividend paid                       -             -    (279,933)           -            -           -          -      (279,933)
  RRP shares earned                   -             -           -            -            -      31,681          -        31,681
  Purchased 4,200 treasury
   shares                             -             -           -            -            -           -    (56,710)      (56,710)
                                -------   -----------  ----------    ---------    ---------   ---------  ---------   -----------
Balances at December 31, 1998   $13,225   $12,753,789  $9,213,033    $ 433,393    $(834,970)  $(340,198) $(350,590)  $20,887,682
                                =======   ===========  ==========    =========    =========   =========  =========   ===========

                               See accompanying notes to consolidated financial statements.



                            CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1998             1997
                                                     -----------     -----------

OPERATING ACTIVITIES
  Net Income                                         $  639,360      $  791,623
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization                       285,999         229,840
    Provision for loss on loans                          65,000         127,500
    Provision for loss on foreclosed
     real estate                                              -          50,000
    Gain on sale of securities available
     for sale                                            (3,904)        (28,491)
    Loss on disposal of assets                                -          31,971
    Gain on pension plan settlement                           -        (329,915)
    Federal Home Loan Bank stock dividends              (55,000)        (50,900)
    Deferred income tax expense (benefit)                34,814         118,622
    Loss (gain) on foreclosed real estate                 1,700         (30,353)
    Amortization and accretion of invesment
     securities premiums and discounts, net              71,868           5,687
    Amortization of goodwill                             93,063          93,063
  Decrease (increase) in:
    Accrued interest payable                           (168,041)       (237,271)
    Other assets                                        (14,866)        183,726
    Increase (decrease) in:
    Accrued interest payable                             44,803         131,500
    Accrued income taxes                                176,647           7,314
    Accounts payable and accrued expenses                41,781         201,666
                                                     ----------      ----------
            Net cash provided by
             operating activities                     1,213,224       1,295,582
                                                     ----------      ----------
INVESTING ACTIVITIES
  Securities:
    Proceeds from sale, maturities or calls          10,338,703       8,230,979
    Purchased                                       (17,536,506)     (6,242,157)
  Mortgage-backed securities:
    Proceeds from sale                                5,035,426       1,004,375
    Purchased                                        (3,839,846)     (2,187,378)
    Principal payments                                1,715,222         894,120
  Purchased Federal Home Loan Bank stock                (14,100)              -
  Certificates of deposits with other banks:
    Proceeds from maturities                            293,000               -
  Loan originations and principal
   payments, net                                     (7,119,756)     (7,472,490)
  Proceeds from the sale of foreclosed
   real estate                                           31,700         100,000
  Proceeds from the sale of equipment                         -          53,403
  Purchases of software                                  (6,677)        (26,321)
  Purchases of premises ad equipment                   (352,377)       (828,589)
                                                     ----------      ----------
            Net cash used by
             investing activities                   (11,455,211)     (6,474,058)
                                                     ----------      ----------

          See accompanying notes to consolidated financial statements.



                            CLASSIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                 ---------------------------
                                                    1998             1997
                                                 ----------      -----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits            $10,505,928     $  (800,659)
  Net proceeds from FHLB borrowings                  896,891       2,010,000
  Repayment of long-term borrowings                 (550,000)        (75,000)
  Decrease in securities sold under
   agreement to repurchase                        (1,412,229)     (1,426,680)
  Net increase (decrease) in
   short-term borrowings                             227,698         275,464
  Purchase of treasury stock                         (56,710)       (259,687)
  Dividends paid                                    (279,933)       (254,398)
                                                 -----------     -----------
        Net cash (used) provided by
         financing activities                      9,331,645        (530,960)
                                                 -----------     -----------
(Decrease) increase in cash and
 cash equivalents                                   (910,342)     (5,709,436)
Cash and cash equivalent at
 beginning of period                               3,632,255       8,834,309
                                                 -----------     -----------
Cash and cash equivalents at
 end of period                                   $ 2,721,913     $ 3,124,873
                                                 ===========     ===========
Additional cash flows and
 supplementary information
    Cash paid during the period for:
       Interest on deposits and borrowings       $   801,420     $ 1,371,015
       Taxes                                         141,550         255,082
       Assets acquired in settlement of loans         79,400          59,989


          See accompanying notes to consolidated financial statements.


                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         The financial statements for 1998 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for September 30, 1998 and March 31, 1998 is for the Company, Classic Bank, and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and nine months ended December 31, 1998 and 1997.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 1998, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1999.

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

(3)      Earnings Per Share
         Effective December 31, 1997, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." In accordance with the Statement, the December 31, 1998 earnings per share presentation have been restated to conform to SFAS No. 128.

         Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and recognition and retention plan.

         Weighted average number of shares used in the basic earnings per share computations was 1,182,513 and 1,166,999 for the three month period ended December 31, 1998 and 1997 and 1,179,391 and 1,170,144 for the nine month period ended December 31, 1998 and 1997. Weighted average number of shares used in the diluted earnings per share computations was 1,236,023 and 1,220,553 for the three month period ended December 31, 1998 and 1997 and 1,233,346 and 1,223,698 for the nine month period ended December 31, 1998 and 1997.

(4)      Employee Stock Ownership Plan (ESOP)
         In  conjunction  with the Bank's  conversion on December 28, 1995,  the
Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $7,253 and $30,683 for the three months ended December 31, 1998 and 1997 and $60,545 and $92,999 for the nine months ended December 31, 1998 and 1997. As of December 31, 1998, the Company considered 83,497 shares as unearned ESOP shares with a fair value of $1,231,581.

         On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(5) Stock Option and Incentive Plan and Recognition and Retention Plan On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,750 shares at $13.375, options on 4,500 shares at $13.875 and options on October 12, 1998 shares at $13.75. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,700 shares. Ungranted RRP shares (200) are included in treasury stock at cost. RRP shares that are granted are considered common stock equivalents.

         On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance. No awards have been granted under the Premium Price Stock Option Plan.

(6)      Cash Dividend
         On January 18, 1999, the Board declared a cash dividend of $.08 per share payable on February 15, 1999 to shareholders of record on February 1, 1999.

(7)      Acquisition of Citizens Bank, Grayson

         On January 19, 1999 the Company announced the execution a definitive agreement which will result in the acquisition of Citizens Bank, Grayson. The transaction is valued at approximately $4.5 million. In the transaction Citizens shareholders will receive$75 in cash for each share of Citizens common stock. The transaction is subject to the approval of the shareholders of Citizens as well as banking regulators.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's total assets increased $10.5 million, or 8.0%, from $131.1 million at March 31, 1998 to $141.6 million at December 31, 1998. The increase was due primarily an increase in loans of $7.0 million, and an increase in investment securities of $7.5 million, partially offset by a decrease in cash and cash equivalents of $1.0 million and a decrease in mortgage-backed securities of $3.0 million.

         Net loans receivable increased $7.0 million from $90.1 million at March 31, 1998 to $97.1 million at December 31, 1998 due to aggressive origination efforts and improved loan demand that resulted in originations of $12.0 million of one to four family loans, $4.5 million in commercial real estate loans, $10.9 million in commercial business loans and $8.4 million in consumer loans offset by repayments since March 31, 1998.

         Investment securities increased approximately $7.5 million from $18.2 million at March 31, 1998 to $25.7 million at December 31, 1998 primarily as the result of purchases of $17.5 million and an increase in the market value of these available for sale securities partially offset by sold or called securities of $10.2. Mortgage-backed securities decreased approximately $3.0 million from $7.8 million at March 31, 1998 to $4.8 million at December 31, 1998. The decrease was primarily the result of purchases of $3.8 million partially offset by sales of $5.0 million and principal repayments of approximately $1.7 million and a decrease in the market value of these available for sale securities.

         Net deposits increased $10.5 million from $104.9 million at March 31, 1998 to $115.4 million at December 31, 1998. The increase in deposits was due the opening of the two new banking offices in the last quarter of fiscal 1998 and increased marketing efforts within the Company's market area. Securities sold under agreement to repurchase decreased $1.4 million from $3.5 million at March 31, 1998 to $2.1 million at December 31, 1998. The decrease was due to a withdrawal in the normal course of business.

         Federal Home Loan Bank advances increased to $897,000 at December 31, 1998 compared to no advances at March 31, 1998. Net proceeds from the advances were used to fund loans.

     Total stockholders' equity was $20.4 million at March 31, 1998 compared to $20.9 million at December 31, 1998.

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

         The Company's operations are heavily dependent on information technology systems. As a result, the Company has put much effort in addressing potential problems that could exist with the turn of the century. The following summarizes the phases of the Company's Y2K plan:

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

         The Company's primarily lending relationships are with borrowers for 1-4 family residences. However, the Company has contacted commercial customers with a lending relationship greater than $200,000 to determine Y2K compliance. Each customer was rated based on Y2K readiness. As a result, the Company does not anticipate any Y2K issues with regard to its loan portfolio.

         Renovation Phase. The Company's assessment of each mission critical system revealed that new hardware purchases and software upgrades could adequately address Y2K date sensitive applications. These hardware purchases and software upgrades have been delivered and placed into production and entered the validation and testing phase.

         Validation (Testing) Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has completed validation testing of each mission critical system. The testing environment is insulated from production and development environments, therefore, assuring minimal interruption of current operations. No significant Y2K problems have been identified relating to any modified or upgraded mission critical systems. The Company completed this phase by December 31, 1998.

         Implementation Phase. The Company's plan requires that all required hardware purchase and software upgrades be installed and in production with respect to all mission critical systems during the validation phase.

         The Company has incurred costs of approximately $21,000 for testing its data processing software. These costs are being amortized through March 2000. The Company also has spent costs of approximately $10,000 in new hardware purchases. These costs will be capitalized and depreciated over the period of time allowed by accounting guidelines.

         Contingency Plans. The Company has developed a contingency plan outlining alternative plans if remediation efforts are not successful and established trigger dates for activating the remediation contingency plan. In addition, a business resumption contingency plan has been implemented, which addresses the potential failure of mission critical systems to achieve Year 2000 readiness. Employee training for contingency plans will be completed by June 30, 1999.

 RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
 ------------------------------------------------------------------

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

         The Company reported net income of $233,000 during the three months ended December 31, 1998 compared to net income of $281,000 during the three months ended December 31, 1997. The decrease in income of $48,000 between the two periods was primarily the result of an increase in non-interest expenses of $168,000 partially offset by an increase in net interest income of $47,000, an increase in non-interest income of $15,000, and a decrease in income taxes of $58,000.

         The Company reported net income of $639,000 for the nine months ended December 31, 1998 compared to net income of $792,000 for the nine months ended December 31, 1997. The decrease in income of $153,000 between the two periods was primarily the result of a decrease in non-interest income of $189,000 and an increase in non-interest expenses of $180,000 partially offset by an increase in net interest income of $36,000 a decrease in provision for loan losses of $62,000, and a decrease in income taxes of $118,000.

         Interest Income. Total interest income increased $93,000 and $188,000 for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997. The increase in interest income for the periods resulted primarily from an increase in the average balance of interest-earning assets of $5.8 million from $120.7 million at December 31, 1997 to $126.5 million at December 31, 1998. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, offset by a decrease in the average balance of mortgage-backed and investment securities and other interest earning assets. The average yield on interest-earning assets was 7.7% for the three and nine months ended December 31, 1998 compared to 7.9% for the three and nine months ended December 31, 1997. The decrease was due to a decrease in the average rate earned on loans.

         Interest Expense. Interest expense increased $45,000 and $152,000 for the three and nine months ended December 31, 1998 as compared to the same period in 1997. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $101.1 million at December 31, 1997 to $107.0 million at December 31, 1998 as a result of an increase in deposits. The average rate paid on interest-bearing liabilities was 4.7% and 4.6% for the three and nine months ended December 31, 1998 compared to 4.8% for the three and nine months ended December 31, 1997.

         Provision for Loan Losses. The Company's provision for loan losses totaled $25,000 and $65,000 for the three and nine months ended December 31, 1998 compared to $25,000 and $127,500 for the three and nine months ended
December 31, 1997 based on management's overall assessment of the loan portfolio. The decrease for the nine-month period was due to a decrease in charge-offs and management's decision to decrease the provision as a result of an evaluation of the Company's current portfolio. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $15,000 for the three months ended December 31, 1998 compared to the same period in 1997. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $13,000, an increase on fees earned on the origination of secondary market loans of $12,000 offset by a decrease in the gain on sale of securities of $10,000.

         Non-interest income decreased $189,000 for the nine months ended December 31, 1998 compared to the same period in 1997. The decrease for the nine-month period was primarily the result of a one time gain of $330,000 recorded from the settlement of First National's pension plan in 1997 offset by a loss on disposal of assets of $32,000 recorded in 1997. Non-interest income also decreased due to a decrease in the gain on available for sale securities of $24,000 for the nine months ended December 31, 1998. These decreases were offset by an increase in service charges and other fees on deposits of $68,000 for the nine months ended December 31, 1998 and an increase in other income of $65,000 for the nine months ended December 31, 1998. The increase in service charges and other fees on deposits was due to an increased deposit base and more aggressive pricing strategies. The increase in other income was due primarily to an increase on fees earned from the origination of secondary market loans.

         Non-interest Expense. Non-interest expense increased $168,000 for the three months ended December 31, 1998 compared to the same period in 1997. Non-interest expenses increased for the three month period due to an increase in occupancy and equipment expense of $29,000, an increase in employee compensation of $29,000, a decrease in gain on foreclosed real estate $25,000, an increase in stationary, printing and other supplies of $18,000, an increase in advertising expense of $8,000 and an increase in other general and administrative expenses of $59,000. These expenses increased as a result of the opening of two new banking offices in the first quarter of fiscal 1998.

         Non-interest expenses increased $180,000 for the nine months ended December 31, 1998 compared to the same period in 1997. Non-interest expenses increased for the nine month period due to an increase in compensation and benefits of $98,000 due to an increase in the number of employees as a result of the opening of two new banking offices, an increase in occupancy and equipment expense of $41,000 as a result of the opening of the two new banking offices, an increase in ATM expense of $27,000 as the result of an increase in the number of ATM locations, and an increase in marketing and advertising of $23,000 and an increase in other general and administrative expenses of $13,000 partially offset by a decrease in the loss on foreclosed real estate of $22,000.

         Income Tax Expense. Income tax expense decreased $58,000 and $118,000 for the three and nine months ended December 31, 1998 primarily due to a decrease in income before income taxes and an increase in tax exempt income.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 1998 was $851,000 or .9% of the total loans. The March 31, 1998 allowance for loan loss was $831,000, or .9% of total loans. The allowance for loan losses at December 31, 1998 was allocated as follows:
$171,000 to one-to-four family real estate loans, $18,000 to commercial real estate loans, $63,000 to commercial business loans, $79,000 to consumer loans, $55,000 to year 2000 and $465,000 remained unallocated.

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

                                            December 31, 1998     March 31, 1998
                                            -----------------     --------------
                                                 (Dollars in Thousands)

Non-Accruing Loans                               $  260               $ 308
Accruing Loans Delinquent 90 Days or More           653                  25
Foreclosed Assets                                   282                 229
                                                 ------                 ---
Total Non-Performing Assets                      $1,195               $ 562
Total Non-Performing Assets as a
         Percentage of Total Assets                  .8%                 .4%

         Total non-performing assets increased $633,000 from March 31, 1998 to December 31, 1998. The loans delinquent 90 days or more consisted primarily of 1-4 family mortgages. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of December 31, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1998 and March 31, 1998, cash and cash equivalents totaled $2.7 million and $3.6 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 1998, the Company had $897,000 in borrowings outstanding with the FHLB.

         Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of December 31, 1998 and March 31, 1998, Classic Bank's liquidity ratios were 4.67% and 4.43%, respectively. First National, as a national bank, is not subject to any prescribed liquidity requirements.

         At December 31, 1998, the Company had outstanding commitments to originate loans of $9.3 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1998, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 1998, Classic Bank exceeded all current regulatory capital standards.

                                      Regulatory               Actual Capital
                                  Capital Requirement            (CB Only)
                                  -------------------       ------------------
                                   Amount     Percent       Amount     Percent
                                  --------   --------       ------     -------
                                              (Dollars in Thousands)
Risk-Based
  (to Risk Weighted Assets)        $3,261       8.0%         $8,503      20.9%
Tier 1 (Core) Capital
  (to Risk Weighted Assets)         2,750       4.0           8,159      20.0

         Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1998, the capital requirements applicable to First National and its actual capital ratios. As of December 31, 1998, First National exceeded all current regulatory capital standards.

                                      Regulatory               Actual Capital
                                  Capital Requirement            (CB Only)
                                  -------------------       ------------------
                                   Amount     Percent       Amount     Percent
                                  --------   --------       ------     -------
                                              (Dollars in Thousands)
Risk-Based Capital
(to Risk Weighted Assets)          $3,732       8.0%        $8,801       18.9%
Tier 1 Capital
(to Risk Weighted Assets)           1,866       4.0          8,295       17.8

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

Item 2.   Change in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               Exhibits 27 Financial Data Schedule

          b.   Reports on Form 8-K

               The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 1998:

               Press release, dated October 28, 1998 announcing the earnings of the September 30, 1998 quarter, declaring a cash dividend and announcing the intent to initiate a stock repurchase program.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLASSIC BANCSHARES, INC.
                                    REGISTRANT




Date:     February 12, 1999         /s/ David B. Barbour
                                    -----------------------------------------
                                    David B. Barbour, President, Chief
                                    Executive Officer and Director
                                    (Duly Authorized Officer)




Date:     February 12, 1999         /s/ Lisah M. Frazier
                                    -----------------------------------------
                                    Lisah M. Frazier, Senior Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHBITS



Exhibit
Number
-------

  27      Financial Data Schedule