Form 10KSB
period 1999-03-31
CLASSIC BANCSHARES INC
filed 1999-06-29
CIK 1001627

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For  the fiscal year ended March 31, 1999

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer had $10.5 million in gross income for the year ended March 31, 1999.

     As of June 14, 1999, there were issued and outstanding 1,227,500 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq SmallCap Market as of June 14, 1999 was approximately $15.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended March 31, 1999. PART III of Form 10-KSB--Proxy Statement for the 1999 Annual Meeting of Stockholders.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

General

     Classic Bancshares, Inc. ("Classic" or the "Company"), a Delaware corporation, is a bank holding company which has as its primary wholly-owned subsidiaries Classic Bank (formerly known as Ashland Federal Savings Bank), a federal savings bank, and The First National Bank of Paintsville ("Paintsville Bank"). The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization (the "Conversion") on December 28, 1995. Paintsville Bank became a subsidiary of the Company upon consummation of the Company's acquisition of First Paintsville
Bancshares, Inc. ("First Paintsville"), the former holding company of Paintsville Bank, on September 30, 1996. See "--Acquisitions." Unless the context otherwise requires, all references herein to Classic Bank, Paintsville Bank or the Company include the Company, Classic Bank and Paintsville Bank on a consolidated basis. References to the Company prior to September 30, 1996 refer only to the Company and Classic Bank. References to the Company prior to December 28, 1995 refer only to Classic Bank.

     At March 31, 1999, the Company had total consolidated assets of $142.7 million, deposits of $117.7 million and stockholders' equity of $20.3 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and Paintsville Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 325-4789.

     As community-oriented financial institutions, Classic Bank and Paintsville Bank seek to serve the financial needs of communities in their respective market areas. Their businesses involve attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one-to four-family residential mortgage loans and, to a lesser extent, commercial business, consumer, commercial real estate, multi-family and construction loans in their respective market areas. Classic Bank and Paintsville Bank also invest in mortgage-backed and related securities and investment securities and other permissible investments. See "Investment Activities."

     The Company follows a "community bank" oriented strategy that is designed to provide planned and profitable growth and sustained profitability while maintaining the safety and soundness of Classic Bank and Paintsville Bank. The principal elements of this strategy include (i) continued growth in lower cost deposits through the offering of transaction and other non-certificate accounts,
(ii) the offering of different types of consumer loan products, (iii) the expansion of commercial business and commercial real estate lending operations,
(iv) increasing non-interest income through new product offerings and aggressive pricing structures, (v) enhancing delivery channels through traditional branch offices and non-traditional channels through ATM networks and on-line banking,
(vi) the acquisition of other financial institutions to the extent opportunities arise, (vii) continuous review of loan underwriting standards in order to maintain asset quality and (viii) maintenance of a capital position that exceeds regulatory guidelines.

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

Acquisitions

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

     On May 14, 1999, the Company completed its acquisition of Citizens Bank, Grayson (Grayson, Kentucky). In the transaction, Citizens Bank was merged with and into Classic Bank, with Classic Bank as the surviving institution. Shareholders of Citizens Bank received $75.00 in cash for each share of Citizens Bank stock held, for an aggregate consideration of $4.5 million. Citizens Bank's office is now operated as a branch office of Classic Bank.

Market Area

     Classic Bank serves primarily Boyd and Greenup Counties, Kentucky through its main office located at 344 Seventeenth Street in Ashland and two branch offices located in Greenup and Boyd counties. Classic Bank's market area also includes portions of Lawrence and Carter Counties, Kentucky, Lawrence County, Ohio and Wayne and Cabell Counties, West Virginia. Upon the acquisition of Citizens Bank, the Company added a third branch office, located in Carter County, which had served as Citizens Bank's main office before the acquisition.

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

     The economy of the Company's market area is in a period of transition from a primarily industrial- based economy to a service- and retail-based economy. In the past two years, the Company's market area has experienced increases in the retail and service sectors which have somewhat offset the impact of job losses and consolidations from heavy industry. Notwithstanding recent economic diversification, the unemployment rate in the Company's market area continues to exceed the rates for the Commonwealth of Kentucky and the United States.

Lending Activities

     General. The principal lending activity of the Company is originating for its portfolio mortgage loans secured by one- to four-family residences located primarily in the Company's market area. To a lesser extent, the Company also originates consumer, commercial business, commercial real estate, construction and multi-family loans in its market area. At March 31, 1999, loans receivable, net, totaled $97.5 million. See "Originations, Purchases and Sales of Loans."

     Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                          March 31,
                             -------------------------------------------------------------------------------------------------------
                                       1999                1998                 1997              1996                  1995
                               -------------------  -----------------    ------------------ -------------------  ------------------
                                Amount    Percent    Amount    Percent   Amount    Percent    Amount   Percent    Amount   Percent
                               ---------  --------  --------  --------  --------  --------  ---------  --------  ------- ----------
                                                                    (Dollars in Thousands)

Real Estate Loans
 One- to four-family ........   $ 61,992    63.0%   $66,078     72.6%   $62,413     75.3%   $38,944     87.5%    $35,005    96.9%
 Commercial .................     10,136    10.3      8,970      9.9      6,877      8.3      2,509      5.7         630     1.7
 Multi-family ...............      1,179     1.2      1,497      1.6      1,104      1.3        215      0.5         118     0.3
 Construction ...............      2,513     2.6        426      0.5        832      1.0      1,132      2.5          --      --
                                --------    ----     ------    -----     ------    -----    -------     ----      ------    ----
     Total real estate loans      75,820    77.1     76,971     84.6     71,226     85.9     42,800     96.2      35,753    98.9
                                --------    ----     ------    -----     ------    -----    -------    -----      ------    ----

Other Loans
 Consumer Loans:
  Deposit account ...........        383     0.4        526      0.6        433      0.5       389      0.9          383     1.1
  Credit Card ...............          3      --        218      0.2        256      0.3        --       --           --      --
  Installment ...............      7,347(1)  7.5      5,380      5.9      5,452      6.6        --       --           --      --
  Other .....................         68     0.1        991      1.1        697      0.8       229      0.5           --      --
                                --------    ----     ------    -----     ------    -----    ------    -----       ------   -----
     Total consumer loans ...      7,801     8.0      7,115      7.8      6,838      8.2       618      1.4          383     1.1
                                                                                            ------    -----       ------   -----
 Commercial business loans ..     14,747    14.9      6,942      7.6      4,794      5.9     1,063      2.4           --      --
 Commercial agriculture loans         17      --         --       --         --       --        --       --           --      --
                                --------    ----     ------    -----     ------    -----    ------    -----       ------   -----
     Total other loans ......     22,565    22.9     14,057     15.4     11,632     14.1     1,681      3.8          383     1.1
                                --------    ----     ------    -----     ------    -----    ------    -----       ------   -----
     Total loans ............     98,385   100.0%    91,028    100.0%    82,858    100.0%   44,481    100.0%      36,136   100.0%
                                ========   =====     ======    =====     ======    =====    ======    =====       ======   =====

Less
 Loans in process ...........        (23)               (29)                 (6)               504                    97
 Deferred fees and discounts          26                (68)               (323)               (31)                   (4)
 Allowance for loan losses ..       (861)              (831)               (801)               286                   312
                                  ------             ------              ------             ------                ------
 Total loans receivable, net     $97,527            $90,100             $81,728            $43,722               $35,731
                                 =======            =======             =======            =======              ========

-------------------
1    Includes $3.0 million of automobile loans.

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                                        March 31,
                                   -------------------------------------------------------------------------------------------------
                                          1999                1998                 1997            1996               1995
                                   -----------------  ------------------- ------------------ -----------------  -------------------
                                    Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount    Percent
                                   --------  --------  --------  -------  -------- --------  --------  -------  --------  ---------
                                                                            (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family ............   $33,944   34.5%  $33,253     36.5%   $29,730    35.9%   $15,013    33.8%   $11,811     32.7%
  Commercial .....................     5,329    5.4     3,348      3.7      2,627     3.2        721     1.6        424      1.2
  Multi-family ...................       850    0.9     1,278      1.4        781     0.9        138     0.3         34      0.1
 Construction ....................     1,815    1.9       426      0.5        814     1.0      1,132     2.5         --       --
                                     -------  -----    ------    -----     ------   -----    -------   -----    -------    -----
     Total real estate loans .....    41,938   42.7    38,305     42.1     33,952    41.0     17,004    38.2     12,269     34.0
 Consumer ........................     7,053    7.2     6,161      6.8      6,154     7.4        567     1.3        383      1.1
                                     -------  -----    ------    -----     ------   -----    -------   -----    -------    -----
 Commercial business .............     8,137    8.2     2,649      2.9      1,395     1.7         51     0.1        383      1.1
 Commercial agriculture ..........        17     --        --       --         --      --         --      --         --       --
                                     -------  -----    ------    -----     ------   -----    -------   -----    -------    -----
     Total fixed-rate loans ......    57,145   58.1    47,115     51.8     41,501    50.1     17,622    39.6     12,652     35.1

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ............    28,048   28.5    32,825     36.1     32,683    39.4     23,931    53.8     23,194     64.2
  Commercial .....................     4,807    4.9     5,622      6.2      4,250     5.1      1,788     4.0        206      0.5
  Multi-family ...................       329    0.3       219      0.2        323     0.4         77     0.2         84      0.2
  Construction ...................       698    0.7        --       --         18      --         --      --         --       --
                                     -------  -----    ------    -----    -------   -----    -------   -----    -------    -----
     Total real estate loans .....    33,882   34.4    38,666     42.5     37,274    44.9     25,796    58.0     23,484     64.9
                                     -------  -----    ------    -----    -------   -----    -------   -----    -------    -----
 Consumer ........................       748    0.8       954      1.0        684     0.8         51     0.1         --       --
 Commercial business .............     6,610    6.7     4,293      4.7      3,399     4.2      1,012     2.3         --       --
                                     -------  -----    ------    -----    -------   -----    -------   -----    -------    -----
     Total adjustable-rate loans .    41,240   41.9    43,913     48.2     41,357    49.9     26,859    60.4     23,484     64.9
                                     -------  -----    ------    -----    -------   -----    -------   -----    -------    -----
     Total loans .................    98,385  100.0%   91,028    100.0%    82,858   100.0%    44,481   100.0%    36,136    100.0%
                                                                                    =====    =======   =====    =======    =====

Less:
 Loans in process.................       (23)             (29)                 (6)               504                 97
 Deferred fees and discounts......        26              (68)               (323)               (31)                (4)
 Allowance for loan losses........      (861)            (831)               (801)               286                312
                                      ------          -------            --------           --------            -------
    Total loans receivable, net...   $97,527          $90,100             $81,728            $43,722            $35,731
                                     =======          =======             =======            =======            =======

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                            Real Estate
                     --------------------------------------------------------------------------------------
                          One- to                  Multi-family and
                         Four-Family                  Commercial            Construction        Consumer
                      ---------------------    ---------------------- -----------------------   ----------

                                   Weighted                 Weighted                Weighted
                       Amount        Rate        Amount       Rate        Amount      Rate        Amount
                       -------     --------      -------    ---------    -------     ------      -------
                                                       (Dollars in Thousands)
       Due
---------------------

Within one year(1)      $ 1,231         8.2%     $   429         9.0%      $1,039       8.8%       $2,683
One to two years ..         210        10.2          442         8.7           --        --           988
Two to three years          733         8.9          194         8.3           --        --         1,898
Three to five years       1,480         8.4        2,077         7.9           --        --         2,013
Five to ten years .      11,055         7.9        3,197         8.5           --        --           151
Ten to 15 years ...      18,363         7.8        4,133         8.4        1,071       9.1            --
Over 15 years .....      28,920         7.6          843         8.4          403       8.6            --
                        -------                  -------                   ------                  ------
  Totals ..........     $61,992                  $11,315                   $2,513                  $7,733
                        =======                  =======                   ======                  ======


                                                                         Commercial
                                                 -----------------------------------------------------------------------
                                Consumer               Business                  Other                     Total
                          --------------------   ---------------------     --------------------    ---------------------
                                Weighted                     Weighted                 Weighted                 Weighted
                                Average                       Average                  Average                  Average
                                 Rate             Amount        Rate         Amount      Rate       Amount        Rate
                               --------          -------     --------      ---------   --------    ---------     -------
                                                                (Dollars in Thousands)

       Due
---------------------

Within one year(1)               8.5%            $ 2,969        8.9%              1       16.6%        8,352       8.7%
One to two years ..             11.5               1,855        7.6              16       10.0         3,511       9.0
Two to three years               9.6               2,215        8.1              --         --         5,040       8.8
Three to five years              9.8               5,392        8.2              51        8.3        11,013       8.5
Five to ten years .             12.9               1,769        8.6              --         --        16,172       8.1
Ten to 15 years ...               --                 564        7.9              --         --        24,131       8.0
Over 15 years .....               --                  --         --              --         --        30,166       7.7
                                                 -------                       ----                 --------
  Totals ..........                              $14,764                       $ 68                  $98,385
                                                 =======                       ====                  =======



--------------

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after March 31, 2000 which have predetermined interest rates is $51.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $38.8 million.

     Under federal law, the aggregate amount of loans that Classic Bank and Paintsville Bank are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a readily marketable value). At March 31, 1999, based on the above, Classic Bank's and Paintsville Bank's regulatory loans-to-one borrower limits were approximately $1.3 million and $1.2 million, respectively. On the same date, neither institution had borrowers with outstanding balances in excess of this amount. Classic Bank's largest dollar amount outstanding to one borrower or, group of related borrowers, was $1.0 million. This loan represents permanent financing of a medical office building and equipment located in the Company's market area. Paintsville Bank's largest dollar amount outstanding to one borrower or group of related borrowers, was $1.2 million, which represents permanent financing for a convenience store and operating capital for a coal company.

     Both Classic Bank's and Paintsville Bank's President and Senior Vice Presidents have the authority to approve loans up to $250,000 and $200,000, respectively. Loans of $250,000 or more up to 10% of Classic Bank's and Paintsville Bank's respective capital require approval of the Loan Committee of the Board of Directors of the respective institutions. Loans in excess of such amount require approval of the Board of Directors of the institution.

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

     One- to Four-Family Residential Real Estate Lending. A significant portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. In addition, substantially all mortgage loans originated by the Company are retained and serviced by it. At March 31, 1999, $62.0 million, or 63.0% of the Company's loan portfolio, consisted of mortgage loans on one- to four-family residences, including a number of loans secured by non-owner occupied properties.

     Since the early 1980s, Classic Bank has offered adjustable-rate mortgage ("ARM") loans at rates and on terms determined in accordance with market and competitive factors. Prior to April 1995, Classic Bank utilized a variety of ARM loan products. Most of these loans provided for a 1.0% maximum annual cap and a life-time cap of 5.0% over the initial rate and adjusted to a stated margin over either the National Monthly Median Cost of Funds Index or the National Average Interest Contract Rate on the Purchase of Previously Occupied Homes for All Major Types of Lenders (collectively, the "Cost of Funds Indices"). Because these indices generally react more slowly to changes in interest rates as compared to other indices commonly used for ARMs (including those based on rates paid on U.S. Treasury securities), during a period of rising interest rates, the use of these lagging indices results in Classic Bank's adjustable-rate loans repricing upward a slower rate which could result in a reduction in interest rate spread. At March 31, 1999, Classic Bank had $9.0 million of ARM loans representing 14.5% of the one- to four-family loan portfolio, which reprice based upon one of the Cost of Funds Indices. On the same date, these loans had a weighted average yield of 6.5% and a weighted average contractual term to maturity of 181 months.

     Prior to April 1995, when competing lenders offered ARMs with interest rates during the initial adjustment period (i.e., typically the first year of the loan term) below that which would be indicated by reference to the applicable index plus the stated margin (i.e., "teaser" rates), Classic Bank would often respond not by matching the discounted rate for the initial adjustment period but rather by discounting the interest rate for the entire life of the loan. Effective April 1, 1995, Classic Bank discontinued this practice of offering teaser rates for the entire loan term, although it may from time to time offer ARMs with initial rates below the fully indexed rates.

     In order to increase the interest rate sensitivity of its ARMs, the Company currently requires that ARM loans adjust in accordance with the one-year U.S. Treasury Constant Maturity Index. At March 31, 1999, the Company had $18.1 million of ARM loans which reprice based upon this index. However, since these loans generally provide for a 1.0 - 2.0% maximum annual cap and a lifetime cap of 5.0 - 6.0% over the initial rate, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Currently, none of the ARM loans originated provide for a minimum interest rate or are convertible to fixed-rate loans.

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

     The Company currently offers fixed-rate mortgage loans with maturities from 10 to 30 years. Interest rates and fees charged on these fixed-rate loans are established on a regular basis according to market conditions. See "Originations, Purchases and Sales of Loans."

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

     Residential loans do not include prepayment penalties, are non-assumable and do not produce negative amortization. Properties securing one- to four-family residential real estate loans made by the Company are appraised by independent appraisers.

     The Company's current underwriting policy is based on Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Under current policy, the Company originates all mortgage loans for its portfolio.

     The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     Commercial and Multi-Family Real Estate Lending. The Company has increased its commercial and multi-family real estate lending in recent years as a part of its strategy to increase the yield and reduce the term of its lending portfolio. The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the property securing the loan. The Company's commercial and multi-family real estate loan portfolio includes loans secured by apartment buildings, office and professional buildings, medical facilities, churches and other non-residential properties, almost all of which are located in the Company's market area. At March 31, 1999, the Company had $10.1 million in commercial real estate loans representing 10.3% of the Company's total loan portfolio, and $1.2 million in multi-family loans, or 1.2% of the Company's total loan portfolio. At March 31, 1999, the Company had five commercial real estate or multi-family loans with a book value in excess of $500,000. Three of these loans were secured by restaurants and had an aggregate book value of $2.7 million, one of these loans was secured by a convenience store and had a total book value of $580,000, and the remaining loan was secured by a medical office and had a total book value of $841,000.

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

     Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are generally performed by an independent appraiser prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed by the Company's management. The Company's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships and references. The Company generally requires personal guarantees on loans secured by multi-family and commercial real estate.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At March 31, 1999, the Company had no multi-family loans and no commercial real estate loans which were 90 days or more delinquent.

     Construction Lending. The Company originates construction loans for the construction of residential and commercial real estate. At March 31, 1999, the Company's construction loan portfolio totaled $2.5 million, or 2.6% of its total loan portfolio.

     Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically run up to six months. These construction loans have rates and terms comparable to one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied, single-family construction loans is 80%. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At March 31, 1999, there were $1.5 million gross residential construction loans outstanding.

     From time to time, subject to market conditions, the Company originates construction loans to builders of one- to four-family residences. Such loans generally have terms of up to six months and require the payment of interest only for the loan term. The maximum loan to value ratio on builder loans is 80%. The Company generally limits loans to builders for the construction of homes for sale to one home per builder. At March 31, 1999, the Company had $332,000 in construction loans to builders of one- to four-family residences.

     The Company also originates a limited number of loans for the construction of commercial real estate on which the owner is the primary tenant. Such loans typically carry adjustable rates and convert to permanent loans following completion of the construction period. Commercial real estate construction loans are generally underwritten pursuant to the same guidelines utilized for commercial real estate loans. At March 31, 1999, the Company's largest construction loan was an $800,000 loan for the construction of a hotel for a national franchise.

     The Company's construction loan agreements generally provide for disbursement of loan proceeds in increments as construction progresses. The Company reviews the progress of the construction of the project before disbursements are made.

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

     Consumer Lending. At March 31, 1999, consumer loans totaled $7.8 million, or 8.0% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio and as part of its community bank-oriented strategy, the Company has sought to increase the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing and home equity lending. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. During fiscal 1999, consumer loans increased by $686,000 as a result of the implementation of this strategy.

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

     Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1999, the Company had $5,000 of non-performing consumer loans and $17,000 of consumer assets acquired by foreclosure. In view of the projected increase in the amount and scope of the Company's consumer lending activities, there can be no assurance that delinquencies in the consumer loan portfolio will not increase in the future.

     Commercial Business Lending. The Company makes secured and unsecured commercial business loans to local businesses. These loans generally carry higher interest rates and have shorter terms to maturity than the Company's residential loans. Such loans also strengthen community ties and present attractive opportunities for cross selling the Company's other financial products. The Company generally seeks to make commercial business loans on a "relationship" rather than a "transaction" basis. At March 31, 1999, the Company's commercial business loans totaled $14.8 million, or 14.9% of total loans. In addition, as of such date, the Company had $3.4 million of unfunded commercial business loan commitments.

     The Company's commercial business loans generally have terms of up to ten years and generally carry adjustable rates of interest over the prime rate. If secured, such loans generally carry security interests on inventory, accounts receivable and fixed assets located in the Company's market area. The Company's commercial business loans are generally personally guaranteed by one or more of the principals of the borrowers but do not include a lien on such principal's personal residences. Regardless of whether a commercial business loan includes collateral, the Company seeks to require that the borrower meet certain income and financial designed to measure its ability to repay the debt.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral, if any, securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, there can be no assurance that the Company's non-performing commercial business loans will not increase in the future.

     The   Company's   commercial   business   lending   volume  has   increased
significantly in the last several years as a result of management's continued focus on the Company's commercial relationships as well as a reduction in the number of locally owned business lenders. The Company intends to continue to increase its commercial business lending activities in the future.

Originations, Purchases and Sales of Loans

     Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. The Company's ability to originate loans is dependent upon customer demand for loans in its market area and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio.

     The Company also takes residential loan applications for a national mortgage banker. Although the Company does not make the subject loans, the Company receives an origination fee on any loan actually funded by the mortgage banker. These loans are offered to customers seeking to receive "secondary market rates" on their residential loans.

     From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Note 4 to the Notes to Consolidated Financial Statements contained in Exhibit 13.

     The following table shows the loan origination, purchase, sale and repayment activities for the periods indicated.


                                                                                       Year Ended March 31,
                                                                           ---------------------------------------------
                                                                             1999               1998               1997
                                                                             ----               ----               ----
                                                                                           (In Thousands)

Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...........................            $ 3,950           $  5,362            $ 7,916
                 - multi-family...............................                ---                ---                ---
                 - commercial.................................              2,174              2,667                240
                 - construction...............................              1,119                156                 31
  Non-real estate - consumer..................................                496                690                205
                 - commercial business........................              4,060             11,159              1,144
                                                                          -------            -------            -------
                 - other......................................                ---                ---                 89
                                                                          -------            -------            -------
         Total adjustable-rate loans..........................             11,799             20,034              9,625
                                                                          -------            -------            -------
 Fixed rate:
  Real estate - one- to four-family...........................             12,275             10,414              8,560
                 - multi-family...............................                ---                572                655
                 - commercial.................................              2,476              1,465                832
                 - construction...............................              1,374              1,462              1,147
  Non-real estate - consumer..................................              7,720              5,376              2,683
                 - commercial business........................              8,831              5,852              1,012
                 - other......................................                ---                ---                  6
                 - commercial agriculture.....................                 17                ---                ---
                                                                          -------            -------            -------
         Total fixed-rate loans...............................             32,693             25,141             14,895
                                                                          -------            -------            -------
         Total loans originated...............................             44,492             45,175             24,520
                                                                          -------            -------            -------

Purchases:
 Real estate - commercial.....................................              1,240                ---                ---
 Non-real estate - commercial.................................                 48                ---                ---
                                                                          -------            -------            -------
         Total purchases......................................              1,288                ---                ---

Participations sold:
 Real estate - commercial.....................................                525                ---                ---
 Non-real estate - commercial business........................              1,533                ---                ---
                 - other......................................                ---                ---                ---
                                                                          -------            -------            -------
         Total participations sold............................              2,058                ---                ---

Repayments:
  Real estate - one- to four-family...........................             20,400             12,338              7,807
                 - multi-family...............................                318                179                 23
                 - commercial.................................              4,199              2,039              1,685
                 - construction...............................                406              2,024              1,655
  Non-real estate - consumer..................................              6,607              5,789              2,799
                 - commercial business........................              3,601             14,863                531
                 - other......................................                923                ---                 12
                                                                          -------            -------            -------
   Total principal repayments.................................             36,454             37,232             14,512
                                                                          -------            -------            -------
Increase (decrease) in other items, net.......................                 89                227               (108)
  Acquisition of Paintsville Bank.............................                ---                ---             28,477
                                                                          -------            -------            -------
         Net increase (decrease)..............................            $ 7,357            $ 8,170            $38,377
                                                                          =======            =======            =======

Delinquencies and Non-Performing Assets

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. The Company sends late notices on all loans past due (10 to 15 days, depending on the type of loan) and imposes late fees past the grace periods. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 90 days, the Company initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis although many times any payment received during the non-accrual period may be applied directly to the principal balance. Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established (normally six payments). All commercial loans made since January 1, 1997 carry a default rate clause which increases the interest rate two percent upon the loan after the grace period (10 days).

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

     The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 1999.


                                             Loans Delinquent For:
                       --------------------------------------------------------------
                                 60 - 90 Days                  90 Days and Over             Total Delinquent Loans
                       --------------------------------------------------------------  ----------------------------------
                                              Percent                         Percent                          Percent
                                              of Loan                         of Loan                          of Loan
                         Number     Amount   Category    Number     Amount   Category    Number     Amount    Category
                       ----------  --------  --------  ---------  ---------- --------- ----------  --------   ----------
                                                            (Dollars in Thousands)

Real Estate:
  One- to four-family.    ---       $  ---      ---        3        $86          0.1         3      $  86          0.1
  Commercial..........    ---          ---      ---      ---        ---          ---       ---        ---          ---
Consumer..............      3           15      0.2        2          5          0.1         5         20          0.3
Commercial............      3           88      0.6      ---        ---          ---         3         88          0.6
                          ---        -----    -----      ---      -----        -----      ----      -----         ----

                            6         $103      0.1        5        $91          0.1        11       $194          0.2
                          ===         ====               ===        ===                     ==       ====


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

     On the basis of management's review of its assets, at March 31, 1999, the Company had the following classified assets:


                                                                    March 31, 1999
                                                                   ---------------
                                                                    (In Thousands)

Substandard...................................................          $1,069
Doubtful......................................................               9
Loss..........................................................             ---
Special Mention...............................................             193
                                                                        ------
     Total....................................................          $1,271
                                                                        ======


     The Company's classified assets consist of non-performing loans and foreclosed assets. As of the date of this report, these asset classifications are materially consistent with those of the OTS, OCC and FDIC. When loans are classified as a "loss," they are charged off against the loan loss allowance.

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



                                                                                 March 31,
                                                     ------------------------------------------------------------
                                                         1999        1998        1997        1996        1995
                                                      ---------    ---------  ----------  ----------  -----------
                                                                          (Dollars in Thousands)

Non-accruing loans:
  One- to four-family............................      $  97          $296       $  465      $552        $447
  Multi-Family...................................        ---           ---           32       ---         ---
  Commercial real estate.........................        ---           ---           62        43         301
  Consumer.......................................        ---            12          ---       ---         ---
  Commercial business............................        218           ---          ---       ---         ---
                                                         ---          ----       ------      ----        ----
     Total.......................................        315           308          559       595         748

Accruing loans delinquent 90 days or more:
  One- to four-family............................         86            13           57       ---          60
  Commercial real estate.........................        ---             7           90       ---         ---
  Consumer.......................................          5             5            3       ---         ---
  Credit Card....................................        ---           ---            7       ---         ---

Foreclosed assets:
  One- to four-family............................         32            35           92         5          49
  Commercial real estate.........................        194           194          244       ---         ---
  Consumer.......................................        ---           ---           24       ---         ---
                                                        ----          ----       ------      ----        ----

Total non-performing assets.....................        $632          $562       $1,076      $600        $857
                                                        ====          ====       ======      ====        ====
Total as a percentage of total assets...........         0.4%          0.4%         0.8%      0.9%        1.4%
                                                         ===           ===          ===       ===         ===


     For the year ended March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $23,000. The amount that was included in interest income on such loans was $10,000 for the year ended March 31, 1999. The average balance of non-accrual loans for the year ended March 31, 1999 was $163,000. The allowance for loan losses on non-accrual loans amounted to $33,000 at March 31, 1999.

     At March 31, 1999, the Company's non-accruing loans included four loans secured by single-family real estate totaling $97,000, and three commercial business loans, one for $28,000 secured by a tractor and trailer and two unsecured totaling $190,000. At March 31, 1999, real estate owned included a vacant lot valued at $194,000 and two single family homes valued at $32,000.

     Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 1999, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers non-performing and "of concern" assets in establishing its allowance for loan losses.

     Allowance for Loan Losses. The following table sets forth an analysis of the allowance for loan losses.


                                                                                     Year Ended March 31,
                                                                    ---------------------------------------------------
                                                                      1999        1998       1997      1996     1995
                                                                    --------   ---------  ---------  --------  -------
                                                                                    (Dollars in Thousands)


Balance at beginning of period................................       $831       $801       $286      $311       $318
                                                                     ----       ----       ----      ----       ----
Acquisition of Paintsville Bank...............................        ---        ---        526       ---        ---
Charge-offs:
  One- to four-family.........................................         23         49         17        44        130
  Multi-family................................................        ---        ---        ---       149        ---
  Commercial real estate......................................        ---        ---        ---        21         19
  Commercial business.........................................          8          1         45       ---        ---
  Consumer....................................................         84        102         76       ---        ---
  Credit cards................................................          2         21         15       ---        ---
                                                                     ----      -----       ----     -----      -----
      Total charge-offs.......................................        117        173        153       214        149
                                                                     ----       ----       ----      ----       ----

Recoveries:
  One- to four-family.........................................         15        ---          3        12          9
  Multi-family................................................        ---        ---        ---         9        ---
  Commercial business.........................................        ---         26         17       ---        ---
  Consumer....................................................         32         16         16       ---        ---
  Credit cards................................................        ---          3          1       ---        ---
                                                                     ----      -----      -----     -----      -----
      Total recoveries........................................         47         45         37        21          9
Net charge-offs...............................................         70        128        116       193        140
                                                                     ----       ----       ----      ----       ----
Additions charged to operations...............................        100        158        105       168        133
                                                                     ----       ----       ----      ----       ----
Balance at end of period......................................       $861      $ 831       $801      $286       $311
                                                                     ====      =====       ====      ====       ====

Ratio of net charge-offs during the period to average loans
    outstanding during the period.............................       0.1%       0.1%       0.2%      0.5%       0.4%
                                                                    ====      =====        ===       ===        ===

Ratio of net charge-offs during the period to average non-
    performing assets.........................................       9.3%      15.4%       9.6%     25.4%      17.5%
                                                                    ====       ====        ===      ====       ====



     The distribution of the allowance for loan losses at the dates indicated is summarized as follows:


                                                                March 31,
                     ------------------------------------------------------------------------------------------------
                                     1999                                       1998                        1997
                      --------------------------------------   -------------------------------------    -------------
                                                    Percent                                 Percent
                                                   of Loans                                of Loans
                                        Loan       in Each                      Loan       in Each
                         Amount of     Amounts     Category     Amount of      Amounts     Category       Amount of
                         Loan Loss       by        to Total     Loan Loss        by        to Total       Loan Loss
                         Allowance    Category      Loans       Allowance     Category      Loans         Allowance
                        ----------   ---------     --------     ---------     ---------    --------      ----------

One- to four-family ..   $   180      $61,992        63.0%       $   221        $66,078      72.6%           $  88
Multi-family .........        --        1,179         1.2              2          1,497       1.6                3
Commercial real estate        34       10,136        10.3             45          8,970       9.9               67
Construction .........        --        2,513         2.6             --            426       0.5               --
Consumer .............        60        7,801         8.0             35          7,115       7.8               14
Commercial business ..        80       14,747        14.9             52          6,942       7.6               22
Commercial agriculture        --           17          --             --             --        --               --
Unallocated ..........       507           --          --            476             --        --              607
                         -------      -------       -----        -------        -------     -----            -----
     Total ...........   $   861      $98,385       100.0%       $   831        $91,028     100.0%           $ 801
                         -------      =======       =====        =======        =======     =====            =====




                                                               March 31,
                        -----------------------------------------------------------------------------------------------------------
                               1997                              1996                                          1995
                        --------------------    -----------------------------------------      ------------------------------------
                                    Percent                                    Percent                                Percent
                                   of Loans                                    of Loans                               of Loans
                          Loan      in Each                        Loan        in Each                     Loan       in Each
                         Amounts    Category     Amount of        Amounts     Category      Amount of     Amounts    Category
                           by       to Total     Loan Loss          by        to Total      Loan Loss       by       to Total
                        Category     Loans       Allowance       Category       Loans       Allowance    Category      Loans
                        ----------  ---------    ---------       ---------    ---------    -----------   --------   -----------


One- to four-family ..   $62,413      75.3%        $ 59           $38,944       87.5%        $  47         $35,005      96.9%
Multi-family .........     1,104       1.3           --               215        0.5            --             118       0.3
Commercial real estate     6,877       8.3            4             2,509        5.7            75             630       1.7
Construction .........       832       1.0           --             1,132        2.5            --              --        --
Consumer .............     6,838       8.3           --               618        1.4            --             383       1.1
Commercial business ..     4,794       5.8           --             1,063        2.4            --              --        --
Commercial agriculture        --        --           --                --         --            --              --        --
Unallocated ..........        --        --          223                --         --           190              --        --
                         -------     -----         ----           -------      -----          ----          ------     -----
     Total ...........   $82,858     100.0%        $286           $44,481      100.0%         $ 312        $36,136     100.0%
                         =======     =====         ====           =======      =====          =====        =======     =====


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

Investment Activities

     General. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. The Company's securities are classified into three categories: trading, held to maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At March 31, 1999, the Company had no securities which were classified as trading. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 1999, $29.6 million of investment securities or mortgage-backed and related securities were classified as available-for-sale.

     The Company must maintain minimum levels of investments and other assets that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Classic Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At March 31, 1999, the liquidity ratio (defined as cash and other financial assets maturing within one year) was 4.12%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" contained in Exhibit 13.

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


     The  Company   invests  in  liquidity   investments   and  in  high-quality
investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for FHLB borrowing and public funds deposited with the Company. Investment securities may also be used to adjust the term to repricing of the Company's assets. At March 31, 1999, the Company's investment securities portfolio totaled $26.5 million. At March 31, 1999, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 3 of the Notes to the Consolidated Financial Statements in Exhibit 13 for additional information regarding the Company's investment securities portfolio.

     The following table sets forth the composition of the Company's securities at the dates indicated. All investment securities held by the Company were classified as available for sale.


                                                                                    March 31,
                                                 -----------------------------------------------------------------------------
                                                          1999                       1998                     1997
                                                 ------------------------    ---------------------     -----------------------
                                                   Carrying       % of        Carrying      % of         Carrying     % of
                                                     Value        Total         Value       Total          Value      Total
                                                  -----------    --------     ----------  --------       ---------  ---------
                                                                              (Dollars in Thousands)

Investment securities:
  U.S. government securities.....................     $ 1,017         3.8        $1,275        6.5        $1,503         6.2
  Federal agency obligations.....................       3,032        11.5         7,826       40.2        14,815        60.7
  Municipal bonds................................      15,872        59.8         8,804       45.2         7,057        28.9
  Other debt securities..........................       4,449        16.8           272        1.4           ---         ---
  Other equity securities........................         771         2.9           ---        ---           ---         ---
FHLB and FRB stock...............................       1,385         5.2         1,297        6.7         1,015         4.2
                                                      -------       -----       -------      -----       -------       -----
     Total securities and FHLB and FRB stock.....     $26,526       100.0%      $19,474      100.0%      $24,390       100.0%
                                                      =======       =====       =======      =====       =======       =====

Average remaining life of investment securities..      12 yrs                    10 yrs.                   7 yrs.

Other interest-earning assets:
  Interest-bearing deposits with banks...........     $   133         8.7% $        410       26.6%      $   495         8.2%
  Federal Funds Sold and securities purchased
   under agreement to resell.....................       1,398        91.3         1,131       73.4         5,525        91.8



     The composition and maturities of the securities portfolio, excluding FHLB and FRB stock, are indicated in the following table.


                                                                     March 31, 1999
                                     -----------------------------------------------------------------------------
                                      Less Than      1 to 5       5 to 10        Over
                                       1 Year         Years        Years       10 Years        Total Securities
                                     -----------    ---------    ---------    ----------    ----------------------
                                      Carrying      Carrying     Carrying      Carrying     Carrying       Market
                                        Value         Value        Value         Value        Value         Value
                                     -----------    ---------    ----------   ----------    ---------     ---------
                                                                        (Dollars in Thousands)


U.S. government securities..........     $---         $1,017       $  ---       $   ---      $ 1,017       $1, 017
Federal agency obligations..........      ---            ---          ---         3,032        3,032         3,032
Municipal bonds.....................        5          1,184        2,273        12,410       15,872        15,872
Corporate debt securities...........      ---            ---          ---         4,449        4,449         4,449
Corporate equity securities.........      ---            ---          ---           771          771           771
                                         ----         ------       ------       -------      -------       -------
Total securities....................     $  5         $2,201       $2,273       $20,662      $25,141       $25,141
                                         ====         ======       ======       =======      =======       =======

Weighted average yield(1)...........      5.3%           5.4%         5.6%          5.9%         5.9%          5.9%



(1)  Yields have not been computed on a tax-equivalent basis.

     See Note 3 of the Notes to the Consolidated Financial Statements contained in Exhibit 13 for a discussion of the Company's securities portfolio.

     Mortgage-Backed and Related Securities. In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

     Consistent with its asset/liability management strategy at March 31, 1999, $1.8 million, or 40.3% of the Company's mortgage-backed and related securities, have adjustable interest rates. For information regarding the mortgage-backed and related securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     As of March 31, 1999, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for federal agency obligations.

     In addition to its conventional  mortgage-backed  securities,  from time to time, the Company invests in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change. At March 31, 1999, the Company had $426,000 of CMOs.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy requires Classic Bank and Paintsville Bank to annually test their CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At March 31, 1999, none of the Company's mortgage-backed securities were classified as "high-risk."

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 1999.


                                                                                       March 31, 1999
                                                                                       --------------
                                    Over 1 to 5   Over 5 to   Over 10 to     Over 20       Balance
                                       Years      10 Years     20 Years       Years      Outstanding
                                   ------------ ------------ ------------ ------------ -------------


Freddie Mac.................       $  ---          $ 904       $   ---          ---        $    904
Fannie Mae..................          ---            ---         1,298        1,138           2,436
GNMA........................          ---            ---           ---          ---             ---
Other.......................          ---            ---           ---          713             713
CMOs and REMICs.............          ---            426           ---          ---             426
                                  -------         ------         -----       ------          ------

     Total.................       $  ---          $1,330        $1,298       $1,851         $ 4,479
                                  =======         ======        ======       ======         =======


     At March 31, 1999, the dollar amount of all mortgage-backed and related securities due after March 31, 2000, which had fixed interest rates and floating or adjustable rates totaled $2.7 million and $1.8 million, respectively.

     The market values of a portion of the Company's mortgage-backed and related securities held-to- maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 3 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the composition of the mortgage-backed securities at the dates indicated.


                                                                               March 31,
                                                 ---------------------------------------------------------------------
                                                          1999                   1998                     1997
                                                 ---------------------- ----------------------    --------------------
                                                  Amortized   Market     Amortized   Market       Amortized    Market
                                                    Cost       Value       Cost       Value         Cost        Value
                                                  -----------  ------   -----------  ---------    -----------  -------
                                                                        (Dollars in Thousands)


Mortgage-backed securities available for sale:
 Freddie Mac.....................................     $  891      $  904      $2,989     $3,031     $2,561      $2,521
 Fannie Mae......................................      2,473       2,436       2,546      2,546      2,945       2,966
  Other..........................................        712         713         828        826        417         411
  CMOs/REMICs....................................        439         426       1,442      1,428      2,017       1,987
                                                      ------      ------      ------     ------     ------      ------
       Total mortgage-backed securities..........     $4,515      $4,479      $7,805     $7,831     $7,940      $7,885
                                                      ======      ======      ======     ======     ======      ======




     The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.


                                                                                    Year Ended March 31,
                                                                 -----------------------------------------------------
                                                                       1999              1998               1997
                                                                 ---------------     ------------    -----------------
                                                                                       (In Thousands)

Purchases:
  Adjustable-rate(1)...................................              $   ---           $  ---             $3,035
  Fixed-rate(1)........................................                3,840            1,744              2,299
  CMOs and REMICs......................................                  ---              438                ---
                                                                     -------            -----             ------
         Total purchases...............................                3,840            2,182              5,334
                                                                     -------            -----             ------

Sales:
  Adjustable-rate(1)...................................                  685              ---              2,255
  Fixed-rate(1)........................................                3,387              ---                976
  CMOs and REMICs......................................                1,003            1,012                ---
                                                                     -------            -----             ------
         Total sales...................................                5,075            1,012              3,231
                                                                     -------            -----             ------

Principal repayments...................................               (1,982)          (1,285)              (532)
Other increases (decreases), net.......................                  (73)             (20)               (46)
                                                                     -------           ------             ------
     Net increase (decrease)...........................              $(3,290)          $ (135)            $1,525
                                                                     =======           ======             ======


-------------
(1)  Consists of pass-through securities.

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

     Deposits. The Company offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, money market, various certificate and interest- and noninterest- bearing checking accounts. The Company also cross markets to current customers and utilizes newspaper and radio advertisements. The Company currently relies primarily on competitive pricing policies and customer service to attract and retain deposits. The Company added two offices and eight new ATM locations during the year in order to increase fees and attract customers.

     The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 1999, the amount of public funds on deposit with the Company was $1.2 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to attract such funds.

     From time to time, the Company offers "step up" certificates of deposits which permit upward adjustments of interest rates depending on market conditions but do not permit downward adjustments below the initial rate. At March 31, 1999 the Company had $1.6 million of "step up" certificates of deposit with an average cost of 5.2%.

     The Company currently manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 6 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the savings flows at the Company during the periods indicated.


                                                                   Year Ended March 31,
                                                    ------------------------------------------------
                                                       1999                1998              1997
                                                    ------------        -----------      -----------
                                                                 (Dollars in Thousands)

Opening balance..............................          $104,927          $100,519         $  46,200
Acquisition of Paintsville Bank..............               ---               ---            52,851
Deposits.....................................           741,087           507,555           217,612
Withdrawals..................................          (731,714)         (506,091)         (218,707)
Interest credited............................             3,432             2,944             2,563
                                                    -----------        ----------        ----------

Ending balance...............................          $117,732          $104,927          $100,519
                                                       ========          ========          ========

Net increase (decrease)......................         $  12,805        $    4,408          $ 54,319
                                                      =========        ==========          ========

Percent increase (decrease)..................              12.2%              4.4%            117.8%
                                                           ====               ===             =====

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

                                                                                 As of March 31,
                                              ----------------------------------------------------------------------------------
                                                        1999                          1998                         1997
                                              ------------------------        -----------------------     ---------------------
                                                              Percent                       Percent                    Percent
                                                 Amount       of Total          Amount     of Total         Amount     of Total
                                               -----------    --------        ---------   -----------      --------   ---------
                                                                           (Dollars in Thousands)


Deposits:

Non-interest bearing demand deposits..........     $ 9,600        8.2%           $10,152         9.7       $  9,496         9.4%
Interest bearing demand deposits - 2.6%(1)....      15,919       13.5             10,281         9.8          9,134         9.1
Savings Accounts - 2.7%(1)....................      12,156       10.3             10,722        10.2         11,552        11.5
Money Market Accounts - 3.2%(1)...............       7,599        6.5              9,331         8.9          9,599         9.5
                                                   -------       ----             ------        ----        -------     -------
     Total Deposits...........................     $45,274       38.5%           $40,486        38.6%      $ 39,781        39.5%
                                                   =======       ====           ========        ====       ========      ======

Certificates:

0.00 -  4.00%.................................     $ 1,389        1.2$             1,128         1.1 $        1,611         1.7
4.01 -  6.00%.................................      68,356       58.0             50,657        48.2         48,363        48.1
6.01 -  8.00%.................................       2,713        2.3             12,556        12.0         10,640        10.6
8.01 - 10.00%.................................         ---        ---                100         0.1            124         0.1
                                                   -------    -------           --------      -------     ---------     -------
Total Certificates............................      72,458       61.5             64,441        61.4         60,738        60.5
                                                   -------      -----           --------       -----       --------      ------
     Total Deposits...........................    $117,732      100.0%          $104,927       100.0%      $100,519       100.0%
                                                  ========      =====           ========       =====       ========       =====

---------------
(1) Interest rate offered at March 31, 1999.

     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1999.



                                          0.00-         4.01-         6.01-         8.01-                        Percent
                                          4.00%         6.00%         8.00%      or greater      Total           of Total
                                        -----------   ----------   ----------   ------------   ---------   --------------------
                                                                 (Dollars in Thousands)


Certificate accounts maturing in quarter ending:

June 30, 1999........................      $1,379      $20,677       $   944          ---        $23,000           31.7
September 30, 1999...................         ---       16,324           312          ---         16,636           23.0
December 31, 1999....................         ---       12,190           455          ---         12,645           17.5
March 31, 2000.......................         ---        8,258           462          ---          8,720           12.0
June 30, 2000........................         ---        4,123           441          ---          4,564            6.3
September 30, 2000...................          10        3,340           ---          ---          3,350            4.6
December 31, 2000....................         ---          551            25          ---            576            0.8
March 31, 2001.......................         ---          518             8          ---            526            0.7
June 30, 2001........................         ---          401           ---          ---            401            0.6
September 30, 2001...................         ---          546           ---          ---            546            0.8
December 31, 2001....................         ---           66            35          ---            101            0.1
March 31, 2002.......................         ---          163           ---          ---            163            0.2
Thereafter...........................         ---        1,199            31          ---          1,230            1.7
                                           ------      -------        ------         ----       --------          -----

   Total.............................      $1,389      $68,356        $2,713          ---        $72,458          100.0
                                           ======      =======        ======         ====        =======          =====

   Percent of total..................        1.9%        94.4%          3.7%         ---%         100.0%


     The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 1999.


                                                                                   Maturity
                                                       ---------------------------------------------------------------
                                                                       Over         Over
                                                        3 Months      3 to 6       6 to 12       Over
                                                         or Less      Months       Months      12 months      Total
                                                        ----------  ----------  -----------  ------------  -----------
                                                                                   (In Thousands)

Certificates of deposit less than $100,000...........      $15,786      $11,221      $14,743      $ 8,466      $50,216
Certificates of deposit of $100,000 or more..........        6,872        4,710        6,515        2,991       21,088
Public funds.........................................          342          705          107          ---        1,154
                                                           -------      -------      -------      -------      -------
Total certificates of deposit........................      $23,000      $16,636      $21,365      $11,457      $72,458
                                                           =======      =======      =======      =======      =======



     For additional information regarding the composition of the Company's deposits, see Note 6 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

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

     FHLB borrowings are also used to fund loan demand and other investment opportunities and to offset deposit outflows. At March 31, 1999, the Company had $388,000 of FHLB advances outstanding. See Note 8 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     In connection with its acquisition of First Paintsville, the Company assumed and refinanced $722,000 of 8 1/4% notes due in December 2004 payable by First Paintsville to a local community bank. The Company prepaid the remaining outstanding amount of the notes during fiscal 1999.

     The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.


                                                                                    Year Ended March 31,
                                                                         ----------------------------------------
                                                                            1999            1998          1997
                                                                         ----------       ---------      --------
                                                                                         (In Thousands)

Maximum Balance:
  Repurchase agreements.........................................           $3,516           $3,681         $ 5,285
  Federal funds purchased.......................................            1,333              ---             ---
  Other borrowings..............................................
     Treasury tax and loan note.................................              428              704             544
     Notes payable..............................................              550              650             700
     FHLB advances..............................................           $5,520           $8,378         $10,200

Average Balance:
  Repurchase agreements.........................................            2,409            3,589           2,517
  Federal funds purchased.......................................              559              ---             ---
  Other borrowings..............................................
     Treasury tax and loan note.................................              143              317             204
     Notes payable..............................................              348              613             340
     FHLB advances..............................................            1,797            5,813           4,079

Weighted average interest rate..................................             5.3%             6.0%            5.4%


     The following table sets forth certain information as to the Company's borrowings at the dates indicated.



                                                                               March 31,
                                                               ----------------------------------------
                                                                   1999          1998           1997
                                                               -----------  -------------   -----------
                                                                            (Dollars in Thousands)

Repurchase agreements....................................          $2,099        $3,522       $  4,956
Federal funds purchased..................................             718           ---            ---
Other Borrowings
  Treasury tax and loan note.............................              85           274            429
  Notes payable..........................................             ---           550            650
  FHLB advances..........................................         $   388           ---       $  4,750
                                                                  -------     ---------       --------
Total Borrowings.........................................          $3,290        $4,346        $10,785
                                                                   ======        ======        =======

Weighted average interest rate of repurchase
agreements and federal funds purchased...................            4.7%           5.4%           5.1%
Weighted average interest rate of
other borrowings.........................................            6.1%           7.5%           6.3%




Trust Services

     In order to generate fee income and provide a broad range of services to its customers, Paintsville Bank provides a variety of trust services to its customers. Such services include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal 1999, gross trust fees were less than $1,000.

Subsidiary Activities

     Federal Savings Associations. As a federally chartered savings bank, Classic Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At March 31, 1999, Classic Bank had no subsidiaries.

     National Banks. A national bank may establish an operating subsidiary to engage in activities incidental to the business of banking. There are no investment or geographic limitations on the establishment of a national bank operating subsidiary. At March 31, 1999, Paintsville Bank had no subsidiaries.

Competition

     The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, savings institutions, credit unions and mortgage bankers which also make loans to borrowers located in the Company's primary market area. At March 31, 1999, there were seven savings institutions, eight commercial banks and five credit unions located in Boyd, Johnson, Greenup and Carter Counties, Kentucky. On that date, the Company's market share of total loans in these counties was approximately 8.1%. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff. At March 31, 1999, the Company's share of deposits in the above market area was approximately 7.4%.

Employees

     At March 31, 1999, the Company and its subsidiaries had a total of 57 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Federal Regulation of Savings Associations and National Banks

     The  OTS  has   extensive   authority   over  the   operations  of  savings
associations. As part of this authority, Classic Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Classic Bank were as of August 17, 1998 and April 13, 1993, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Classic Bank's OTS assessment for the fiscal year ended March 31, 1999 was $24,000.

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

     In addition, the investment, lending and branching authority of Classic Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Classic Bank is in compliance with the noted restrictions. Within the Commonwealth of Kentucky, Paintsville Bank is permitted to branch only within the county in which its principal office is located. See "--Interstate Banking and Branching" for restrictions applicable to interstate branching by Paintsville Bank.

     The OCC has extensive authority over the operations of national banks. As part of this authority, Paintsville Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The last regular examination of Paintsville Bank was as of June 30, 1997. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC. Paintsville Bank's assessment for the fiscal year ended March 31, 1999 was $29,000.

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

     Classic Bank's and Paintsville Bank's general permissible lending limits for loans to one borrower are equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case each limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, Classic Bank's lending limit was $1.3 million. On such date, Classic Bank was in compliance with the loans-to-one-borrower limitation. At March 31, 1999, Paintsville Bank's lending limit was $1.2 million. On such date, Paintsville Bank was in compliance with this limit.

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

Insurance of Accounts and Regulation by the FDIC

     Classic Bank is a member of the SAIF, and Paintsville Bank is a member of the BIF, both of which are administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations and national banks, after giving the OTS or the OCC, as the case may be, an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation enacted on September 30, 1996. Classic Bank's special assessment, which was $316,000, was paid in November 1996, and included in federal deposit insurance expense for the fiscal year ended March 31, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1999, Classic Bank did not have any intangible assets.

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

     At March 31, 1999, Classic Bank had tangible capital of $8.3 million, or 11.8% of adjusted total assets, which is approximately $7.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1999, Classic Bank had no intangibles which were subject to these tests.

     At March 31, 1999, Classic Bank had core capital equal to $8.3 million, or 11.8% of adjusted total assets, which is $5.5 million above the minimum leverage ratio requirement of 3% as in effect on that dates.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1999, Classic Bank had no capital instruments that qualify as supplementary capital and $360,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

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

     On March 31, 1999, Classic Bank had total capital of $8.7 million (including $8.3 million in core capital and $360,000 in qualifying supplementary capital) and risk-weighted assets of $41.3 million or total capital of 21.1% of risk-weighted assets. This amount was $5.4 million above the 8.0% requirement in effect on that date.

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

     The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations. At March 31, 1999, Paintsville Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein, for additional information regarding Paintsville Bank's compliance with its capital requirements.

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

     The imposition by the OTS or the FDIC of any of these measures on Classic Bank may have a substantial adverse effect on Classic Bank's operations and profitability and the value of the Company's common stock. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of current stockholders of the Company.

     The OCC has the authority to enforce such requirements against Paintsville Bank.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on the ability of a savings association, such as Classic Bank, to pay dividends or make other distributions of capital. OTS regulations prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Paintsville   Bank's  ability  to  pay  dividends  is  subject  to  various restrictions imposed by the National Bank Act and OCC regulations.

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

Qualified Thrift Lender Test

     All savings associations, including Classic Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, Classic Bank met the test and has always met the test since its effectiveness.

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

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Classic Bank include the Company,
Paintsville Bank and any other company which is under common control with Classic Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat a subsidiary of a savings associations as an affiliate on a case-by-case basis.

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

     Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. The Commonwealth of Kentucky currently provides for deposit concentration limits, reciprocal requirements and age protection for new banks.

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

Federal Securities Law

     The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC's rules under the Exchange Act.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1999, Classic Bank and Paintsville Bank were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

     Savings associations, such as Classic Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     As a national bank, Paintsville Bank is a member of the Federal Reserve System and owns stock in the Federal Reserve Bank of Cleveland in an amount equal to 3% of Paintsville Bank's paid in capital and surplus (an additional 3% will be subject to call by the Federal Reserve Bank of Cleveland). At March 31, 1999, Paintsville Bank was in compliance with this requirement.

Federal Home Loan Bank System

     Classic Bank and Paintsville Bank are members of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As members, Classic Bank and Paintsville Bank are required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 1999, Classic Bank had $767,000 in FHLB stock, which was in compliance with this requirement. On the same date, Paintsville Bank had $312,000 in FHLB stock, which was also in compliance with the requirement. In past years, Classic Bank and Paintsville Bank have received substantial dividends on their FHLB stock. Over the past five fiscal years such dividends paid to Classic Bank and Paintsville Bank have averaged 6.8% and 6.9%, respectively, and were 7.0% and 7.0%, respectively, for fiscal 1999.

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

     For the fiscal year ended March 31, 1999, dividends paid by the FHLB of Cincinnati to Classic Bank and Paintsville Bank totaled $52,000 and $21,000, respectively, compared to $49,000 and $19,000, respectively, of dividends received in fiscal year 1998.

Change in Control Regulations

     The Change in Bank Control Act, the Bank Holding Company Act and the regulations of the Federal Reserve Board promulgated under those acts, require that the consent of the Federal Reserve Board be obtained prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a bank holding company. Control is rebuttably presumed to exist if the person acquires 10% or more of any class of voting stock of a bank holding company if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure to rebut the rebuttable control presumption. Since the Company's Common Stock is registered under Section 12 of the Exchange Act, any acquisition of 10% or more of the Company's Common Stock will give rise to a rebuttable presumption that the acquiror of such stock controls the Company, requiring the acquiror, prior to acquiring such stock, to rebut the presumption of control to the satisfaction of the Federal Reserve Board or obtain Federal Reserve Board approval for the acquisition of control.

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

     The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into the Company) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

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

     Robert S. Curtis, age 49, is Executive Vice President and Senior Lending Officer of Classic Bank, a position he has held since May 1995. Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995. Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Company, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995. As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank's residential real estate loan portfolio in excess of $35.0 million. Mr. Curtis was employed by First American since 1973.

     Lisah M. Frazier, age 30, is Vice President and Chief Financial Officer of Classic Bank, a position she has held since August 1995. Ms. Frazier became Vice President, Treasurer and Chief Financial Officer of the Company in September 1995. Prior to joining Classic Bank in August 1995, Ms. Frazier served as Investment Coordinator of Trust Company of Kentucky, a subsidiary of Pikeville National Company, a multi-bank holding company based in Pikeville, Kentucky from June 1995 to August 1995. Prior to such time, Ms. Frazier served as Audit Specialist in the internal Audit Department of Pikeville National Corporation from 1993 to 1995. Ms. Frazier also served as Senior Auditor with Kelley, Galloway & Company, an accounting firm located in Ashland, Kentucky from 1990 to 1993. Ms. Frazier is a Certified Public Accountant.

Item 2.  Description of Properties

     Classic Bank conducts its business at its office located at 344 Seventeenth Street, Ashland, Kentucky and at three branch offices located in Greenup, Carter and Boyd Counties. Classic Bank's 6,000 square foot headquarters office was acquired in 1963 and had a net book value of $362,000 at March 31, 1999. At March 31, 1999, the total net book value of the Company's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $4.5 million.

     In June 1994, Classic Bank acquired the 1,200 square foot office building and land located adjacent to its current office building at 1737 Carter Avenue in Ashland, Kentucky for a purchase price of $90,000. At March 31, 1999, the current book value of this building was approximately $86,000. Classic Bank's improvements to this building totaled approximately $8,000. This building, which is currently rented, is intended to be used for Classic Bank's future expansion.

     In September 1996, Classic Bank purchased land for $182,500 on which it constructed a branch facility which was completed in February 1998. In March 1997, Classic Bank purchased additional land for $250,000 on which it constructed a branch facility which was completed in April 1998.

     The Company's depositor and borrower customer files are maintained in-house at Paintsville In- house data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 1999 was approximately $305,000.

     Paintsville Bank's main office is located at 240 Main Street, Paintsville, Kentucky. This 8,400 square foot building was acquired by Paintsville Bank in 1933, and had a net book value of $244,000 at March 31, 1999. Paintsville Bank has a branch office located at 602 South Mayo Trail, Paintsville, Kentucky, which is in a 2,200 square foot building acquired by Paintsville Bank in 1971. Paintsville Bank also operates an administrative office at 404 Euclid Avenue, Paintsville, Kentucky, in a 6,700 square foot building that was acquired by Paintsville Bank in 1994. Approximately 45% of this building is leased to an unaffiliated party. Rental income from this property is approximately $20,000 per year. The lease for this building expires in June 1999.

     In May 1999 the Company completed the acquisition of Citizen's Bank, Grayson. As a result, the Company acquired a 3,500 square foot building. This location operates as a branch of Classic Bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The information under the caption "Market Information" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1999 included as Exhibit 13 to this Report, is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1999 included as
Exhibit 13 to this Report, is incorporated herein by reference.

Item 7.  Financial Statements and Supplementary Data

     The consolidated financial statements and notes thereto contained in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 1999 included as Exhibit 13 to this Report, are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Executive Officers

     Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

     Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.


Item 10.    Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 12.    Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, which has been filed with the SEC.

Item 13.    Exhibits and Reports on Form 8-K

(a)      Exhibits


                                                                              Reference to
                                                                             Prior Filing or
   Regulation S-B                                                            Exhibit Number
   Exhibit Number                          Document                          Attached Hereto
------------------   ------------------------------------------------      ------------------

         2          Plan of acquisition, reorganization, arrangement,             None
                    liquidation or succession
        3(a)        Articles of Incorporation                                       *
        3(b)        By-Laws                                                         *
         4          Instruments defining the rights of security holders,            *
                    including debentures
         9          Voting Trust Agreement                                        None
         10         Material contracts:

                       1996 Stock Option and Incentive Plan                        **
                       1996 Recognition and Retention Plan                         **
                       1998 Premium Price Stock Option Growth Plan                 ***
                       Employment Agreement with David B. Barbour                  **
         11         Statement regarding computation of per share earnings         None
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

---------------

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

***Filed as Appendix A to the Company's definitive proxy solicitating materials filed on June 26, 1998 (File No. 0-27170). Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)     Reports on Form 8-K

     During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated January 19, 1999 to report under Item 5 of Form 8-K the issuance of a press release announcing the execution of a definitive agreement to acquire Citizen Bank, Grayson, the Company's earnings for the quarter ended December 31, 1998 and the declaration of a cash dividend.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CLASSIC BANCSHARES, INC.


                      By: /s/ David B. Barbour
                         ------------------------------------------------------
                          David B. Barbour, President, Chief Executive Officer
                            and Director (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David B. Barbour
---------------------------------------------
David B. Barbour, President, Chief Executive
Officer and Director (Principal Executive and
Operating Officer)

Date:   June 28, 1999
     -------------------

/s/ C. Cyrus Reynolds
--------------------------------------------
C. Cyrus Reynolds, Chairman of the Board


Date:   June 28, 1999
     ------------------




--------------------------------------------
A. Bruce Addington, Director


Date:
     -------------------




------------------------------------------------------
Robert L. Bayes, Executive Vice President and Director


Date:
     -------------------

/s/ John W. Clark
-------------------------------------------
John W. Clark, Director


Date:   June 28, 1999
     --------------------


/s/ Lisah M. Frazier
--------------------------------------------
Lisah M. Frazier, Vice President, Treasurer
and Chief Financial Officer (Principal
Financial and Accounting Officer)

Date:   June 28, 1999
     -------------------


/s/ E. B. Gevedon, Jr.
--------------------------------------------
E. B. Gevedon, Jr., Director


Date:   June 28, 1999
     -------------------

/s/Robert B. Keifer, Jr.
--------------------------------------------
Robert B. Keifer, Jr., Director


Date:    June 28, 1999
     ---------------------




/s/ David A. Lang
--------------------------------------------
David A. Lang, Director


Date:   June 28, 1999
     -------------------

/s/ Jeffrey P. Lopez
--------------------------------------------
Jeffrey P. Lopez, Director


Date:   June 28, 1999
     ----------------------



/s/ Robert A. Moyer, Jr.
--------------------------------------------
Robert A. Moyer, Jr., Director


Date:   June 28, 1999
     -------------------

                                INDEX TO EXHIBITS



 Number

    13          Portions of Annual Report to Security Holders..........

    21          Subsidiaries of the Registrant.........................

    23          Consent of Independent Auditors..................

    27          Financial Data Schedule..............................