Form 10QSB
period 1999-06-30
CLASSIC BANCSHARES INC
filed 1999-08-16
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     As of August 9, 1999, there were 1,322,500 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Disclosure (check one):              Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
        and March 31, 1999                                                     3

        Consolidated Statements of Income for the three months
        ended June 30, 1999 and 1998                                         4-5

        Consolidated  Statements of  Stockholders'  Equity for the
        three months ended June 30, 1999 (Unaudited) and
        Year Ended March March 31, 1999                                        6

        Consolidated Statements of Cash Flows for the three months
        ended June 30, 1999 and 1998                                         7-8

        Notes to Consolidated Financial Statements                          9-10


Item 2. Management's Discussion and Analysis of Financial Condition and    11-17
        Results of Operations

PART II.OTHER INFORMATION                                                     18

        Signatures                                                            19

        Index to Exhibits                                                     20

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,          March 31,
                                                                  1999              1999
                                                               ----------       ------------
                                                              (Unaudited)
ASSETS
------
  Cash and due from bank                                       $ 4,942,493      $ 3,088,248
  Federal funds sold                                                83,404        1,397,908
  Securities available for sale                                 25,514,250       25,141,436
  Mortgage-backed and related securities available for sale      4,045,950        4,479,136
  Loans receivable, net                                        115,352,232       97,527,492
  Real estate acquired in the settlement of loans                  259,090          225,590
  Accrued interest receivable                                    1,139,605          951,877
  Federal Home Loan Bank and Federal Reserve Bank stock          1,403,150        1,384,450
  Premises and equipment, net                                    5,233,773        4,523,720
  Cost in excess of fair value of net assets acquired
  (goodwill), net of accumulated amortization                    5,879,201        2,779,349
  Other assets                                                   1,177,234        1,239,835
                                                              ------------     ------------
TOTAL ASSETS                                                  $165,030,382     $142,739,041
------------                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                        $ 15,159,482     $  9,600,258
  Savings, NOW, and money market demand deposits                43,903,271       35,674,021
  Other time deposits                                           80,201,102       72,457,492
                                                              ------------     ------------
       Total deposits                                          139,263,855      117,731,771
  Federal funds purchased and securities sold
   under agreements to repurchase                                2,703,553        2,817,154
  Advances from Federal Home Loan Bank                           1,603,520          387,739
  Other short-term borrowings                                      755,804           84,578
  Accrued expenses and other liabilities                           391,035          428,065
  Accrued interest payable                                         512,698          418,642
  Accrued income taxes                                                   -           45,134
  Deferred income taxes                                            285,735          536,978
                                                              ------------     ------------
       Total Liabilities                                      $145,516,200     $122,450,061
                                                              ------------     ------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
   issued and outstanding                                     $     13,225     $     13,225
  Additional paid-in capital                                    12,806,544       12,806,544
  Retained earnings - substantially restricted                   9,521,426        9,362,668
  Accumulated other comprehensive income                          (504,006)          83,977
  Unearned ESOP shares                                            (785,150)        (785,150)
  Unearned RRP shares                                             (264,492)        (294,332)
  Treasury stock, at cost                                       (1,273,365)        (897,952)
                                                              ------------     ------------
       Total Stockholders' Equity                             $ 19,514,182     $ 20,288,980
                                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $165,030,382     $142,739,041
------------------------------------------                    ============     ============



          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -----------------------------
                                                     1999             1998
                                                 -----------      ------------
INTEREST INCOME
---------------
  Loans                                          $ 2,228,910      $ 1,917,470
  Investment securities                              396,903          337,221
  Mortgage-backed securities                          59,341          142,343
  Other interest earning assets                       13,480           18,398
                                                 -----------      -----------
         Total Interest Income                     2,698,634        2,415,432
                                                 -----------      -----------
INTEREST EXPENSE
----------------
  Interest on deposits                             1,221,429        1,117,267
  Interest on FHLB advances                           32,355           43,909
  Interest on other borrowed funds                    42,021           66,067
                                                 -----------      -----------
         Total Interest Expense                    1,295,805        1,227,243
                                                 -----------      -----------
         Net Interest Income                       1,402,829        1,188,189

Provision for loss on loans                           35,000           25,000
                                                 -----------      -----------
         Net interest income after
          provision for loss on
          loans                                    1,367,829        1,163,189
                                                 -----------      -----------
NON-INTEREST INCOME
-------------------
  Service charges and other fees                     148,885          111,374
  Gain on sale of securities                               -              563
  Other income                                        41,921           33,405
                                                 -----------      -----------
  Total Non-Interest Income                          190,806          145,342
                                                 -----------      -----------
NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                 557,850          496,640
  Occupancy and equipment expense                    172,169          138,240
  Federal deposit insurance premiums                   9,714            8,683
  Loss on foreclosed real estate                         276               39
  Amortization of goodwill                            45,567           30,795
  Other general and administrative
   expenses                                          453,612          372,284
                                                 -----------      -----------
         Total Non-Interest Expense                1,239,188        1,046,681
                                                 -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                    319,447          261,850
---------------------------------

         Income tax expense (benefit)                 67,922           64,811
                                                 -----------      -----------
NET INCOME                                       $   251,525      $   197,039
----------                                       ===========      ===========

Basic earnings per share                         $      0.22      $      0.17
                                                 ===========      ===========
Diluted earnings per share                       $      0.21      $      0.16
                                                 ===========      ===========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                        ------------------------
                                                          1999           1998
                                                        ---------     ----------

Net Income                                              $ 251,525     $ 197,039
                                                        ---------     ---------
  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities
    during the period, net of tax                        (587,983)       (3,784)

    Minimum pension liability adjustment                        -           119
                                                        ---------     ---------
  Other comprehensive income                             (587,983)       (3,665)
                                                        ---------     ---------
Comprehensive Income (Loss)                             $(336,458)    $ 193,374
                                                        =========     =========
Accumulated Other Comprehensive Income                  $(504,006)    $ 283,506
                                                        =========     =========


          See accompanying notes to consolidated financial statements.


                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             NET UNREALIZED
                                                 ADDITIONAL                  GAIN (LOSS) ON
                                      COMMON      PAID-IN        RETAINED    AVAILABLE FOR
                                      STOCK       CAPTIAL        EARNINGS    SALE SECURITIES
                                    ---------   ------------    -----------  ---------------

Balance at April 1, 1998            $ 13,225    $ 12,753,789    $ 8,853,606    $ 297,125
Net income for the year
 ended March 31, 1999                      -               -        885,324            -
Dividend paid                              -               -       (376,262)           -
ESOP shares earned                         -          28,198              -            -
RRP shares earned                          -               -              -            -
RRP shares granted                         -           4,742              -            -
Tax benefit from RRP                       -          19,815              -            -
Purchased 43,894 treasury shares           -               -              -            -
Change in minimum
 pension liability adjustment              -               -              -            -
Change in unrealized gain                  -               -              -            -
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $183,259         -               -              -     (213,148)
                                    --------    ------------    -----------   ----------
Balances at March 31, 1999            13,225      12,806,544      9,362,668       83,977

Net income for the three months
 ended June 30, 1999                       -               -        251,525            -
Dividend paid                              -               -        (92,767)           -
RRP shares earned                          -               -              -            -
Purchased 26,106 treasury shares           -               -              -            -
Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $257,069         -               -              -     (587,983)
                                    --------    ------------    -----------   ----------
Balances at June 30, 1999           $ 13,225    $ 12,806,544    $ 9,521,426   $ (504,006)
                                    ========    ============    ===========   ==========

                                        MINIMUM
                                        PENSION
                                       LIABILITY     UNEARNED
                                       ADJUSTMENT   ESOP SHARES    RRP SHARES         STOCK         TOTAL
                                       ----------   -----------    ----------      -----------   ------------
Balance at April 1, 1998               $ (9,954)    $ (834,970)    $ (371,879)     $ (293,880)   $ 20,407,062
Net income for the year
 ended March 31, 1999                         -              -              -               -          85,324
Dividend paid                                 -              -              -               -        (376,262)
ESOP shares earned                            -         49,820              -               -          78,018
RRP shares earned                             -              -        114,132               -         114,132
RRP shares granted                            -              -        (36,585)         31,843               -
Tax benefit from RRP                          -              -              -               -          19,815
Purchased 43,894 treasury shares              -              -              -        (635,915)       (635,915)
Change in minimum
 pension liability adjustment             9,954              -              -               -           9,954
Change in unrealized gain                     -              -              -               -               -
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $183,259            -              -              -               -        (213,148)
                                       --------     ----------     ----------      ----------    ------------
Balances at March 31, 1999                    -       (785,150)      (294,332)       (897,952)     20,288,980
Net income for the three months
 ended June 30, 1999                          -              -              -               -         251,525
Dividend paid                                 -              -              -               -         (92,767)
RRP shares earned                             -              -         29,840               -          29,840
Purchased 26,106 treasury shares              -              -              -        (375,413)       (375,413)
Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $257,069            -              -              -               -        (587,983)
                                       --------     ----------     ----------    ------------    ------------
Balances at June 30, 1999              $      -     $ (785,150)    $ (264,492)   $ (1,273,365)   $ 19,514,182
                                       ========     ==========     ==========    ============    ============


          See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                          ------------------------------
                                                              1999             1998
                                                          ------------     -------------
OPERATING ACTIVITIES
--------------------
   Net Income                                             $    251,525       $   197,039
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                          125,299            91,393
        Provision for loss on loans                             35,000            25,000
        Gain on sale of securities available for sale                -              (563)
        Federal Home Loan Bank stock dividends                 (18,700)          (17,829)
        Deferred income tax expense (benefit)                   41,217           (12,585)
        Amortization and accretion of invesment
         securities premiums and discounts, net                 23,101             9,638
        RRP shares earned                                       29,840                 -
        Amortization of goodwill                                45,567            30,795
   Decrease (increase) in:
        Accrued interest receivable                           (187,728)         (151,409)
        Other assets                                            53,399           (94,173)
   Increase (decrease) in:
        Accrued interest payable                                94,056            44,944
        Accrued income taxes                                   (45,134)          216,602
        Accounts payable and accrued expenses                  (37,030)           31,149
                                                          ------------       -----------
            Net cash provided by operating activities          410,412           370,001
                                                          ------------       -----------

INVESTING ACTIVITIES
   Securities:
       Proceeds from sale, maturities or calls                       -           750,000
       Purchased                                                     -        (3,760,663)
   Mortgage-backed securities:
       Proceeds from sale                                            -         1,004,062
       Purchased                                                     -        (3,265,025)
       Principal payments                                      379,008           448,341
       Redemption of Federal Reserve Bank Stock                 45,000                 -
       Loan originations and principal payments, net        (9,479,427)       (2,308,675)
       Purchases of software                                    (4,018)                -
       Purchases of premises and equipment                    (153,325)         (230,724)
       Cash invested in purchase of Bank
        subsidiary in excess of cash and
        cash equivalents acquired                           (1,497,572)                -
                                                          ------------       -----------
            Net cash used by investing activities          (10,710,334)       (7,362,684)
                                                          ------------       -----------


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       1999            1998
                                                                   -----------     -----------
FINANCING ACTIVITIES
    Net increase in deposits                                       $ 9,534,437     $ 3,472,890
    Net proceeds from FHLB borrowings                                1,215,781       2,862,000
    Repayment of long-term borrowings                                        -         (25,000)
    Decrease in federal funds purchased and securities sold
     under agreements to repurchase                                   (113,601)       (606,099)
    Net increase in short-term borrowings                              671,226         773,141
    Purchase of treasury stock                                        (375,413)              -
    Dividends paid                                                     (92,767)        (85,126)
                                                                   -----------    ------------
           Net cash (used) provided by financing activities         10,839,663       6,391,806
                                                                   -----------    ------------
    Increase (decrease) in cash and cash equivalents                   539,741        (600,877)
    Cash and cash equivalent at beginning of period                  4,486,156       3,632,255
                                                                   -----------    ------------
    Cash and cash equivalents at end of period                     $ 5,025,897    $  3,031,378
                                                                   ===========    ============
    Additional cash flows and supplementary information
        Cash paid during the period for:
            Interest on deposits and borrowings                    $   313,964    $    263,099
            Taxes                                                  $    42,931    $     46,099
        Assets acquired in settlement of loans                     $    25,000    $     29,782
        Net unrealized gain (loss) on securities
         available for sale                                        $  (587,983)   $     (3,784)
        Liabilities assumed and cash paid in acquisition of
         Citizens Bank                                             $16,852,774               -
        Fair value of assets received                              $13,707,355               -
        Amount assigned to goodwill                                $ 3,145,419               -



          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Acquisition
     -----------
     Effective May 14, 1999, Classic Bancshares, Inc. (the "Company") acquired all of the 60,000 outstanding shares of common stock of Citizens Bank, Grayson ("Citizens") for $75 per share in cash. In connection with the acquisition, the Company recorded $3.1 million in goodwill. The acquisition was accounted for under the purchase method of accounting. At the close of the transaction, Citizens Bank, Grayson was merged with and into Classic Bank with Classic Bank as the surviving institution.

(2)  Principles of Consolidation
     ---------------------------
     The financial statements for 1999 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for June 30, 1999 and March 31, 1999 is for the Company, Classic Bank, and First National. Citizen's balance sheet was merged in with Classic Bank on the date of closing and therefore is included in the consolidated balance sheet as of June 30, 1999. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three months ended June 30, 1999 and 1998. The earnings of Citizens Bank are included in the consolidated statement of income from the date of closing.

(3)  Basis of Presentation
     ---------------------
     The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 1999, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 1999.

(4)  Earnings Per Share
     ------------------
     Effective December 31, 1997, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share."

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and recognition and retention plan.

     Weighted average number of shares used in the basic earnings per share computations was 1,127,579 and 1,176,168 for the three-month period ended June 30, 1999 and 1998. Weighted average number of shares used in the diluted earnings per share computations was 1,165,710 and 1,242,574 for the three-month period ended June 30, 1999 and 1998.

(5)  Employee Stock Ownership Plan (ESOP)
     ------------------------------------
     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $17,923 and $35,363 for the three months ended June 30, 1999 and 1998. As of June 30, 1999, the Company considered 78,515 shares as unearned ESOP shares with a fair value of $1,099,210.

     On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(6)  Stock Option and Incentive Plan and Recognition and Retention Plan
     ------------------------------------------------------------------
     On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,750 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 1,026 shares at $13.75 per share and options on 200 shares at $13.625 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,900 shares.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share and options on 6,300 shares at $14.988 per share.

(7)  Cash Dividend
     -------------
     On July 26, 1999, the Board declared a cash dividend of $.08 per share payable on August 23, 1999 to shareholders of record on August 9, 1999.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The Company's total assets increased $22.3 million, or 15.6%, from $142.7 million at March 31, 1999 to $165.0 million at June 30, 1999. The increase was due primarily to an increase in loans of $17.9 million, an increase in cash and cash equivalents of approximately $600,000, an increase in investment securities of $400,000, an increase in premises and equipment of $700,000, an increase in goodwill of $3.1 million partially offset by a decrease in mortgage-backed securities of $400,000.

     Net loans receivable increased $17.9 million from $97.5 million at March 31, 1999 to $115.4 million at June 30, 1999 with $9.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is due to aggressive origination efforts and continued loan demand that resulted in originations of $6.2 million in commercial business loans, $4.6 million in one-to-four family mortgage loans, $3.2 million in consumer loans and $3.0 million in commercial real estate loans offset by repayments since March 31, 1999.

     Investment securities increased approximately $400,000 from $25.1 million at March 31, 1999 to $25.5 million at June 30, 1999 as a result of $1.2 million of securities acquired due to the acquisition of Citizens partially offset by a decrease in the market value of these available for sale securities. These securities experienced approximately a $700,000 temporary decline in market value since March 31, 1999. This decrease is due primarily to a significant increase in interest rates and the duration of the securities. Mortgage-backed securities decreased approximately $400,000 from $4.5 million at March 31, 1999 to $4.1 million at June 30, 1999. The decrease was primarily the result of principal repayments of approximately $379,000 and a decrease in the market value of these available for sale securities.

     Premises and equipment increased approximately $700,000 primarily as a result of the acquisition of Citizens. Goodwill increased approximately $3.1 million as a result of the goodwill recorded in connection with the acquisition of Citizens.

     Net deposits increased $21.6 million from $117.7 million at March 31, 1999 to $139.3 million at June 30, 1999 with $12.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is the result of aggressive marketing efforts and an increased deposit base due to the opening of two additional banking offices during fiscal 1999. Non-interest bearing demand deposits increased $2.0 million, savings, NOW and money market demand deposits increased $6.3 million, and other time deposits consisting primarily of certificates of deposit increased $1.3 million. These increases do not include the acquisition of the Citizens deposits.

     Federal Home Loan Bank advances increased $1.2 million from $388,000 at March 31, 1999 to $1.6 million at June 30, 1999. Net proceeds from the advances were used to fund the increase in loans.

     Total stockholders' equity was $20.3 million at March 31, 1999 compared to $19.5 million at June 30, 1999. The decrease was due to a decrease in the market value of available for sale securities, the purchase of treasury stock and cash dividends paid partially offset by net income recorded for the period.

Forward-Looking Statements
--------------------------

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning o the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Issue
---------------

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

     The Company has incurred costs of approximately $21,000 for testing its data processing software. These costs are being amortized through March 2000. The Company also has spent costs of approximately $10,000 in new hardware purchases. These costs will be capitalized and depreciated over the period of time allowed by accounting guidelines. The Company does not anticipate having any additional costs.


     Contingency Plans. The Company has developed a contingency plan outlining alternative plans if remediation efforts are not successful and established trigger dates for activating the remediation contingency plan. In addition, a business resumption contingency plan has been implemented, which addresses the potential failure of mission critical systems to achieve Year 2000 readiness. The Company's contingency plan requires in the event that the Company's mission critical systems become inoperable that all procedures performed by those systems would be performed manually. Employee training for these manual procedures will continue to be done through the end of 1999.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR
-----------------------------------------------------------
 THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
----------------------------------------------

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

     The Company reported net income of $252,000 during the three months ended June 30, 1999 compared to net income of $197,000 during the three months ended June 30, 1998. The increase in income of $55,000 between the two periods was primarily the result of an increase in net interest income of $215,000, an increase in non-interest income of $45,000 partially offset by an increase in provision for loss on loans of $10,000, an increase in non-interest expenses of $192,000 and an increase in income taxes of $3,000.

     Interest Income. Total interest income increased $283,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in interest income for the periods resulted primarily from an increase in the average balance of interest-earning assets of $13.3 million from $123.0 million at June 30, 1998 to $136.3 million at June 30, 1999. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans, offset by a decrease in the average balance of mortgage-backed and investment securities and other interest earning assets. The average yield on interest-earning assets was 7.9% for the three months ended June 30, 1999 and 1998.

     Interest Expense. Interest expense increased $68,000 for the three months ended June 30, 1999 as compared to the same period in 1998. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $103.8 million at June 30, 1998 to $123.3 million at June 30, 1999 as a result of an increase in deposits and other borrowings. The average rate paid on interest-bearin liabilities was 4.3% for the three months ended June 30, 1999 compared to 4.7% for the three months ended June 30, 1998. The decrease in the average rate paid on interest-bearing liabilities is due to the continued increase in interest-bearing transaction accounts that pay a lower rate of interest than the certificate of deposit accounts.

     Provision for Loan Losses. The Company's provision for loan losses totaled $35,000 for the three months ended June 30, 1999 compared to $25,000 for the three months ended June 30, 1998 based on management's overall assessment of the loan portfolio. The increase for the three-month period was due to an increase in charge-offs and management's decision to increase the provision as a result of an evaluation of the Company's current portfolio. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased approximately $45,000 for the three months ended June 30, 1999 compared to the same period in 1998. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $38,000, an increase on fees earned on the origination of secondary market loans and other income of $8,000 offset by a decrease in the gain on sale of securities of $1,000. The increase in service charges and other fee on deposits is the result of increased product offerings, an increased deposit base and aggressive pricing strategies.

     Non-interest Expense. Non-interest expense increased $192,000 for the three months ended June 30, 1999 compared to the same period in 1998. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $61,000, an increase in occupancy and equipment expense of $34,000, and an increase in goodwill amortization of $15,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the acquisition of Citizens and the hiring of additional employees in order to facilitate the growth of the Company. Occupancy and equipment expense increased due to increased costs related to an additional banking office as a result of the acquisition of Citizens and additional costs as a result of improved technology put in place by the Company. Goodwill amortization increased due to the goodwill recorded in connection with the acquisition of Citizens.

     Non-interest expenses also increased due to an increase in stationary, printing and other supplies of $23,000, an increase in advertising of $9,000, an increase in telephone expense of $7,000 as a result of improved technology and an increase in other general and administrative expenses of $43,000.

     Income Tax Expense. Income tax expense increased $3,000 for the three months ended June 30, 1999 primarily due to an increase in income before income taxes offset by an increase in tax exempt income.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge- offs. The Company's allowance for loan losses as of June 30, 1999 was $1.2 million or 1.1% of the total loans. The March 31, 1999 allowance for loan loss was $861,000, or .9% of total loans. The increase in the allowance since March 31, 1999 is due to the acquisition of Citizens and the transfer of that allowance to Classic Bank. The allowance for loan losses at June 30, 1999 was allocated as follows: $264,000 to one-to-four family real estate loans, $31,000 to commercial real estate loans, $517,000 to commercial business loans, $75,000 to consumer loans, $65,000 to year 2000 and $248,000 remained unallocated.

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


                                                      June 30, 1999     March 31, 1999
                                                      -------------     --------------
                                                            (Dollars in Thousands)

Non-Accruing Loans ..................................    $  436              $ 315
Accruing Loans Delinquent 90 Days or More............       445                 91
Foreclosed Assets ...................................       259                226
                                                         ------              -----
Total Non-Performing Assets .........................    $1,140              $ 632
Total Non-Performing Assets as a
         Percentage of Total Assets .................        .7%                .4%


     Total non-performing assets increased $508,000 from March 31, 1999 to June 30, 1999. This increase is due primarily to the acquisition of Citizens and the inclusion of the acquired loans in non-performing loans. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

     Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of June 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 1999 and March 31, 1999, cash and cash equivalents totaled $5.0 million and $4.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 1999 maturing within one year total $65.8 million.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asse funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 1999, the Company had $1.6 million in borrowings outstanding with the FHLB.

     Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of June 30, 1999 and March 31, 1999, Classic Bank's liquidity ratios were 4.43% and 4.12%, respectively. First National, as a national bank, is not subject to any prescribed liquidity requirements.

     At June 30, 1999, the Company had outstanding commitments to originate loans of $11.8 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1999, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 1999, Classic Bank exceeded all current regulatory capital standards.

                                        Regulatory             Actual Capital
                                   Capital Requirement            (CB Only)
                                   -------------------         ---------------
                                   Amount      Percent         Amount  Percent
                                   ------      -------         ------  -------
                                             (Dollars in Thousands)
Risk-Based Capital
  (to Risk Weighted Assets)        $4,679            8.0%      $6,049     10.3%
Tier 1 (Core) Capital
  (to Adjusted Total Assets)       3,530             4.0        5,318      6.0


     Classic Bank experienced a decrease in regulatory capital and the related ratios as a result of the acquisition of Citizens. Citizens was merged into Classic Bank resulting in increased assets for Classic, the creation of goodwill and no change in capital levels.

     Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1998, the capital requirements applicable to First National and its actual capital ratios. As of June 30, 1998, First National exceeded all current regulatory capital standards.


                                        Regulatory             Actual Capital
                                   Capital Requirement            (FN Only)
                                   -------------------         ---------------
                                   Amount      Percent         Amount  Percent
                                   ------      -------         ------  -------
                                             (Dollars in Thousands)
Risk-Based Capital
  (to Risk Weighted Assets)        $3,988       8.0%           $8,217   16.5%
Tier 1 Capital
  (to Risk Weighted Assets)         1,994       4.0             7,838   15.7


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibits
               Exhibit 27 Financial Data Schedule

         b.  Reports on Form 8-K
               The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 1999:

               April 22, 1999 announcing a cash dividend, announcing the completion of a repurchase of 5% of its shares and the intent to initiate another stock repurchase program.

               April 28, 1999 announcing annual earnings.

               May 14, 1999 announcing the completion of the acquisition of Citizens Bank, Grayson.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CLASSIC BANCSHARES, INC.
                                    REGISTRANT





Date:    August 13, 1999            /s/ David B. Barbour
                                    --------------------------------------------
                                    David B. Barbour, President, Chief Executive
                                     Officer and Director (Duly Authorized
                                     Officer)





Date:    August 13, 1999           /s/ Lisah M. Frazier
                                   ---------------------------------------------
                                   Lisah M. Frazier, Senior Vice President,
                                    Treasurer and Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS



         Exhibit
         Number

         27                Financial Data Schedule