Form 10QSB
period 1999-09-30
CLASSIC BANCSHARES INC
filed 1999-11-15
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

     As of August 9, 1999, there were 1,232,500 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Disclosure (check one):                Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1999
        (Unaudited) and March 31, 1999                                         3

        Consolidated Statements of Income for the three and
         six months ended September 30, 1999 and 1998                        4-5

        Consolidated  Statements of  Stockholders'  Equity for the
        six months ended September 30, 1999 (Unaudited) and
        Year Ended March 31, 1999                                              6

        Consolidated Statements of Cash Flows for the six months
        ended September 30, 1999 and 1998                                    7-8

        Notes to Consolidated Financial Statements                          9-11


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              12-18

PART II.OTHER INFORMATION                                                     19

        Signatures                                                            20

        Index to Exhibits                                                     21

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              September 30,       March 31,
                                                                  1999              1999
                                                              -------------    ------------
                                                              (Unaudited)
ASSETS
------
  Cash and due from bank                                      $  4,277,280      $  3,088,248
  Federal funds sold                                                29,822         1,397,908
  Securities available for sale                                 24,303,801        25,141,436
  Mortgage-backed and related securities available for sale      3,693,883         4,479,136
  Loans receivable, net                                        123,842,458        97,527,492
  Real estate acquired in the settlement of loans                  245,590           225,590
  Accrued interest receivable                                    1,169,506           951,877
  Federal Home Loan Bank and Federal Reserve Bank stock          1,423,050         1,384,450
  Premises and equipment, net                                    5,206,877         4,523,720
  Cost in excess of fair value of net assets acquired
  (goodwill), net of accumulated amortization                    5,816,967         2,779,349
  Other assets                                                   1,180,679         1,239,835
                                                              ------------      ------------

TOTAL ASSETS                                                  $171,189,913      $142,739,041
------------                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                        $ 13,623,909      $  9,600,258
  Savings, NOW, and money market demand deposits                46,141,128        35,674,021
  Other time deposits                                           80,388,838        72,457,492
                                                              ------------      ------------
       Total deposits                                          140,153,875       117,731,771
  Federal funds purchased and securities sold
   under agreements to repurchase                                4,289,893         2,817,154
  Advances from Federal Home Loan Bank                           5,294,297           387,739
  Other short-term borrowings                                    1,059,630            84,578
  Accrued expenses and other liabilities                           490,863           428,065
  Accrued interest payable                                         551,881           418,642
  Accrued income taxes                                                   -            45,134
  Deferred income taxes                                             65,247           536,978
                                                              ------------      ------------

       Total Liabilities                                      $151,905,686      $122,450,061
                                                              ------------      ------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
   issued and outstanding                                     $     13,225      $     13,225
  Additional paid-in capital                                    12,806,544        12,806,544
  Retained earnings - substantially restricted                   9,690,153         9,362,668
  Accumulated other comprehensive income                          (932,774)           83,977
  Unearned ESOP shares                                            (785,150)         (785,150)
  Unearned RRP shares                                             (234,406)         (294,332)
  Treasury stock, at cost                                       (1,273,365)         (897,952)
                                                              ------------      ------------
       Total Stockholders' Equity                             $ 19,284,227      $ 20,288,980
                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $171,189,913      $142,739,041
------------------------------------------                    ============      ============


          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                 -----------------------------        -----------------------------
                                                     1999             1998                1999             1998
                                                 -----------      ------------        -----------      ------------
INTEREST INCOME
---------------
  Loans                                          $ 2,538,893      $1,941,667           $4,767,803       $3,859,136
  Investment securities                              396,547         325,668              793,450          662,889
  Mortgage-backed securities                          53,702         111,274              113,043          253,617
  Other interest earning assets                        5,756          55,145               19,236           73,543
                                                  ----------      ----------           ----------       ----------
          Total Interest Income                    2,994,898       2,433,754            5,693,532        4,849,185
                                                  ----------      ----------           ----------       ----------


INTEREST EXPENSE
----------------
  Interest on deposits                             1,345,625       1,208,474            2,567,053        2,325,741
  Interest on FHLB advances                           54,127          13,202               86,481           57,111
  Interest on other borrowed funds                    55,637          54,440               97,658          120,506
                                                  ----------      ----------           ----------       ----------
         Total Interest Expense                    1,455,389       1,276,116            2,751,192        2,503,358
                                                  ----------      ----------           ----------       ----------

         Net Interest Income                       1,539,509       1,157,638            2,942,340        2,345,827

Provision for loss on loans                           52,500          15,000               87,500           40,000
                                                  ----------      ----------           ----------       ----------
         Net interest income after
          provision for loss on
          loans                                    1,487,009       1,142,638            2,854,840        2,305,827
                                                  ----------      ----------           ----------       ----------
NON-INTEREST INCOME
-------------------
  Service charges and other fees                     169,798         105,187              318,683          222,279
  (Loss) gain on sale of securities
   available for sale                                (2,500)           3,340              (2,500)            3,904
  Gain (Loss) on disposal of assets                    3,704               -                3,704                -
  Other income                                        43,708          68,688               85,629           96,375
                                                  ----------      ----------           ----------       ----------
  Total Non-Interest Income                          214,710         177,215              405,516          322,558
                                                  ----------      ----------           ----------       ----------
NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                 654,549         471,905            1,212,399          968,545
  Occupancy and equipment expense                    192,497         149,460              364,665          287,701
  Federal deposit insurance premiums                  10,310           9,042               20,024           17,725
  Loss (gain) on foreclosed real estate                1,708             875                1,983              914
  Other general and administrative
   expenses                                          443,069         366,418              896,685          738,700
                                                  ----------      ----------           ----------       ----------
         Total Non-Interest Expense                1,302,133         997,700            2,495,756        2,013,585
                                                  ----------      ----------           ----------       ----------
INCOME BEFORE INCOME TAXES                           399,586         322,153              764,600          614,800
--------------------------

         Income tax expense                           76,124          81,236              144,046          146,047
                                                  ----------      ----------           ----------       ----------
INCOME BEFORE GOODWILL AMORTIZATION                  323,462         240,917              620,554          468,753
-----------------------------------
                                                  ----------      ----------           ----------       ----------
Goodwill amortization                                (62,234)        (31,133)            (107,801)         (61,929)
                                                  ----------      ----------           ----------       ----------
NET INCOME                                         $ 261,228       $ 209,784            $ 512,753        $ 406,824
----------                                        ==========      ==========           ==========       ==========

Basic earnings per share before goodwill
 amortization                                         $ 0.29          $ 0.20               $ 0.55           $ 0.40
Goodwill amortization                                  (0.06)          (0.02)               (0.10)           (0.05)
                                                  ----------      ----------           ----------       ----------
Basic earnings per share after goodwill
 amortization                                         $ 0.23          $ 0.18               $ 0.45           $ 0.35
                                                  ==========      ==========           ==========       ==========
Diluted earnings per share before goodwill
 amortization                                         $ 0.28          $ 0.19               $ 0.54           $ 0.38
Goodwill amortization                                  (0.06)          (0.02)               (0.10)           (0.05)
                                                  ----------      ----------           ----------       ----------
Diluted earnings per share after goodwill
 amortization                                         $ 0.22          $ 0.17               $ 0.44           $ 0.33
                                                  ==========      ==========           ==========       ==========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)





                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ------------------------       ------------------------
                                                           1999           1998            1999           1998
                                                         ---------     ----------       ---------     ----------

Net Income                                               $ 261,228     $ 209,784        $  512,753     $ 406,824
                                                         ---------     ---------        ----------     ---------
  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities
    during the period                                     (430,417)       59,665        (1,018,401)       56,254

    Reclassification adjustments for realized
     gains (losses) included in earnings                     1,650        (2,204)            1,650        (2,577)


    Minimum pension liability adjustment                         -             -                 -           119
                                                         ---------     ---------        ----------     ---------

  Other comprehensive income                              (428,767)       57,461        (1,016,751)       53,796
                                                         ---------     ---------        ----------     ---------

Comprehensive Income (Loss)                             $ (167,539)    $ 267,245        $ (503,998)    $ 460,620
                                                        ==========     =========        ==========     =========

Accumulated Other Comprehensive Income                  $ (932,774)    $ 340,967        $ (932,744)    $ 340,967
                                                        ==========     =========        ==========     =========

See accompanying notes to consolidated financial statements.


                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             NET UNREALIZED
                                                 ADDITIONAL                  GAIN (LOSS) ON
                                      COMMON      PAID-IN        RETAINED    AVAILABLE FOR
                                      STOCK       CAPTIAL        EARNINGS    SALE SECURITIES
                                    ---------   ------------    -----------  ---------------

Balance at April 1, 1998             $ 13,225    $ 12,753,789    $ 8,853,606   $   297,125

Net income for the year
 ended March 31, 1999                       -               -        885,324             -
Dividend paid                               -               -       (376,262)            -
ESOP shares earned                          -          28,198              -             -
RRP shares earned                           -               -              -             -
RRP shares granted                                      4,742
Tax benefit from RRP                        -          19,815              -             -
Purchased 43,894 treasury shares            -               -              -             -
Change in minimum
 pension liability adjustment               -               -              -             -
Change in unrealized gain                   -               -              -             -
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $183,259          -               -              -      (213,148)
                                      -------    ------------    -----------   -----------

Balances at March 31, 1999             13,225      12,806,544      9,362,668        83,977

Net income for the six months
 ended September 30, 1999                   -               -        512,753             -
Dividend paid                               -               -       (185,268)            -
RRP shares earned                           -               -              -             -
Purchased 26,106 treasury shares            -               -              -             -
Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable              -
 deferred income taxes of $480,519          -               -              -    (1,016,751)
                                     --------    ------------    -----------   -----------
Balances at September 30, 1999       $ 13,225    $ 12,806,544    $ 9,690,153   $  (932,774)
                                     ========    ============    ==========    ===========

                                         MINIMUM
                                         PENSION
                                        LIABILITY     UNEARNED
                                        ADJUSTMENT   ESOP SHARES      RRP SHARES         STOCK           TOTAL
                                        ----------   -----------      ----------      -----------     ------------


Balance at April 1, 1998                 $ (9,954)    $ (834,970)      $(371,879)      $  (293,880)    $ 20,407,062

Net income for the year
 ended March 31, 1999                           -              -               -                 -          885,324
Dividend paid                                   -              -               -                 -         (376,262)
ESOP shares earned                              -         49,820               -                 -           78,018
RRP shares earned                               -              -         114,132                 -          114,132
RRP shares granted                                                       (36,585)           31,843                -
Tax benefit from RRP                            -              -               -                 -           19,815
Purchased 43,894 treasury shares                -              -               -          (635,915)        (635,915)
Change in minimum
 pension liability adjustment               9,954              -               -                 -            9,954
Change in unrealized gain                       -              -               -                 -                -
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $183,259              -              -               -                 -         (213,148)
                                        ---------     ----------       ---------       -----------     ------------

Balances at March 31, 1999                      -      (785,150)        (294,332)         (897,952)      20,288,980

Net income for the six months
 ended September 30, 1999                       -              -               -                 -          512,753
Dividend paid                                   -              -               -                 -         (185,268)
RRP shares earned                               -              -          59,926                 -           59,926
Purchased 26,106 treasury shares                -              -               -          (375,413)        (375,413)
Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $480,519              -              -               -                 -       (1,016,751)
                                        ---------     ----------       ---------       -----------     ------------
Balances at September 30, 1999          $       -     $ (785,150)      $(234,406)      $(1,273,365)    $ 19,284,227
                                        =========     ==========       =========       ===========     ============

See accompanying notes to consolidated financial statements.

                           CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ------------------------------
                                                              1999             1998
                                                          ------------     -------------
OPERATING ACTIVITIES
--------------------
   Net Income                                              $   512,753      $    406,824
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                          254,339           188,784
        Provision for loss on loans                             87,500            40,000
        Loss (gain) on sale of securities
         available for sale                                      2,500            (3,904)
        Gain on disposal of equipment                           (3,704)                -
        Federal Home Loan Bank stock dividends                 (38,600)          (36,700)
        Deferred income tax expense (benefit)                   46,176            14,408
        Amortization and accretion of invesment
         securities premiums and discounts, net                 47,954            50,737
        RRP shares earned                                       59,926                 -
        Amortization of goodwill                               107,801            61,929
   Decrease (increase) in:
        Accrued interest receivable                           (217,629)          (89,037)
        Other assets                                            59,156             2,695
   Increase (decrease) in:
        Accrued interest payable                               133,239            62,522
        Accrued income taxes                                   (45,134)          125,220
        Accounts payable and accrued expenses                   62,798            10,419
                                                           -----------      ------------
            Net cash provided by operating activities        1,069,075           833,897
                                                           -----------      ------------

INVESTING ACTIVITIES
--------------------
   Securities:
       Proceeds from sale, maturities or calls                 527,500        10,298,703
       Purchased                                                     -       (16,481,096)
   Mortgage-backed securities:
       Proceeds from sale                                            -         5,035,426
       Purchased                                                     -        (3,839,846)
       Principal payments                                      734,452         1,467,148
   Redemption of Federal Reserve Bank Stock                     45,000                 -
   Purchased Federal Home Loan Bank stock                            -           (14,100)
   Certificates of deposits with other banks:
       Proceeds from maturies                                        -           194,000
   Loan originations and principal payments, net           (18,135,566)       (5,970,083)
   Proceed from sale of equipment                               28,000                 -
   Purchases of software                                        (4,755)           (6,677)
   Purchases of premises and equipment                        (163,313)         (332,574)
   Cash invested in purchase of Bank
    subsidiary in excess of cash and
    cash equivalents acquired                               (1,497,572)                -
                                                           -----------      ------------
             Net cash used by investing activities         (18,466,254)       (9,649,099)
                                                           -----------      ------------



          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                         1999            1998
                                                                    ------------     ------------
FINANCING ACTIVITIES
--------------------
    Net increase in deposits                                        $ 10,424,457      $12,259,748
    Net proceeds from FHLB borrowings                                  4,906,558          397,325
    Repayment of long-term borrowings                                          -          (50,000)
    Increase (decrease) in federal funds purchased and
      securities sold under agreements to repurchase                   1,472,739       (1,411,805)
    Net increase in short-term borrowings                                975,052          582,538
    Purchase of treasury stock                                          (375,413)               -
    Dividends paid                                                      (185,268)        (182,414)
                                                                    ------------      -----------
           Net cash (used) provided by financing activities           17,218,125       11,595,392
                                                                    ------------      -----------

    Increase (decrease) in cash and cash equivalents                    (179,054)       2,780,190
    Cash and cash equivalent at beginning of period                    4,486,156        3,632,255
                                                                    ------------      -----------

    Cash and cash equivalents at end of period                      $  4,307,102      $ 6,412,445
                                                                    ============      ===========
    Additional cash flows and supplementary information
        Cash paid during the period for:
            Interest on deposits and borrowings                     $    688,281      $   495,095
            Taxes                                                   $    155,001      $   112,341
        Assets acquired in settlement of loans                      $     45,000      $    37,782
        Net unrealized gain (loss) on securities                    $(1,016,751)      $    53,677
         available for sale
        Liabilities assumed and cash paid in acquisition of
         Citizens Bank                                              $ 16,852,774                -
        Fair value of assets received                               $ 13,707,355                -
        Amount assigned to goodwill                                 $  3,145,419                -



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

(2)  Principles of Consolidation
     ---------------------------
     The financial statements for 1999 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for September 30, 1999 and March 31, 1999 is for the Company, Classic Bank, and First National. Citizen's balance sheet was merged in with Classic Bank on the date of closing and therefore is included in the consolidated balance sheet as of September 30, 1999. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and six months ended September 30, 1999 and 1998. The earnings of Citizens Bank are included in the consolidated statement of income from the date of closing.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 1999, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000.

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

     Weighted average number of shares used in the basic earnings per share computations was 1,127,512 and 1,182,451 for the three-month period ended September 30, 1999 and 1998 and 1,127,548 and 1,179,327 for the six month period ended September 30, 1999 and 1998. Weighted average number of shares used in the diluted earnings per share computations was 1,159,509 and 1,236,459 for the three-month period ended September 30, 1999 and 1998 and 1,159,544 and 1,232,710 for the six month period ended September 30, 1999 and 1998.

(5)  Employee Stock Ownership Plan (ESOP)
     ------------------------------------
     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. Classic Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $17,361 and $17,929 for the three months ended September 30, 1999 and 1998 and $35,284 and $53,292 for the six months ended September 30, 1999 and 1998. As of September 30, 1999, the Company considered 78,515 shares as unearned ESOP shares with a fair value of $1,099,210.

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

(7)  Cash Dividend
     -------------
     On October 11, 1999, the Board declared a cash dividend of $.08 per share payable on November 8, 1999 to shareholders of record on October 25, 1999.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The Company's total assets increased $28.5 million, or 20.0%, from $142.7 million at March 31, 1999 to $171.2 million at September 30, 1999. The increase was due primarily to an increase in loans of $26.3 million, an increase in premises and equipment of $700,000, an increase in goodwill of $3.0 million partially offset by a decrease in investment securities of $800,000 and a decrease in mortgage-backed securities of $800,000.

     Net loans receivable increased $26.3 million from $97.5 million at March 31, 1999 to $123.8 million at September 30, 1999 with $9.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is due to aggressive origination efforts and continued loan demand that resulted in originations of $15.4 million in commercial business loans, $14.8 million in one-to-four family mortgage loans, $7.0 million in consumer loans and $5.3 million in commercial real estate loans offset by repayments since March 31, 1999.

     Investment securities decreased approximately $800,000 from $25.1 million at March 31, 1999 to $24.3 million at September 30, 1999 as a result of $1.2 million of securities acquired due to the acquisition of Citizens more than offset by sold securities of $528,000 and a decrease in the market value of these available for sale securities. These securities experienced approximately a $1.5 million temporary decline in market value since March 31, 1999. This decrease is due primarily to a significant increase in interest rates and the duration of the securities. Mortgage-backed securities decreased approximately $800,000 from $4.5 million at March 31, 1999 to $3.7 million at September 30, 1999. The decrease was primarily the result of principal repayments of approximately $734,000 and a decrease in the market value of these available for sale securities.

     Premises and equipment increased approximately $700,000 primarily as a result of the acquisition of Citizens. Goodwill increased approximately $3.0 million as a result of the goodwill recorded in connection with the acquisition of Citizens.

     Net deposits increased $22.5 million from $117.7 million at March 31, 1999 to $140.2 million at September 30, 1999 with $12.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is the result of aggressive marketing and sales efforts and an increased deposit base due to the opening of two additional banking offices during fiscal 1999. Non-interest bearing demand deposits increased $4.0 million, savings, NOW and money market demand deposits increased $10.5 million, and other time deposits consisting primarily of certificates of deposit increased $8.0 million.

     Federal Home Loan Bank advances increased $4.9 million from $388,000 at March 31, 1999 to $5.3 million at September 30, 1999. Net proceeds from the advances were used to fund the increase in loans.

         Total stockholders' equity was $20.3 million at March 31, 1999 compared to $19.3 million at September 30, 1999. The decrease was due to a decrease in the market value of available for sale securities, the purchase of treasury stock and cash dividends paid partially offset by net income recorded for the period.

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

     The Company's primary lending relationships are with borrowers for 1-4 family residences. However, the Company has contacted commercial customers with a lending relationship greater than $200,000 to determine Y2K compliance. Each customer was rated based on Y2K readiness. As a result, the Company does not anticipate any Y2K issues with regard to its loan portfolio.

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

     The Company has incurred costs of approximately $21,000 for testing its data processing software. These costs are being amortized through March 2000. The Company also has spent costs of approximately $10,000 in new hardware purchases. These costs will be capitalized and depreciated over the period of time allowed by accounting guidelines. The Company does not anticipate having any material additional costs.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE
---------------------------------------------------------------
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------------

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

     The Company reported net income of $261,000 during the three months ended September 30, 1999 compared to net income of $210,000 during the three months ended September 30, 1998. The increase in income of $51,000 between the two periods was primarily the result of an increase in net interest income of $382,000, an increase in non-interest income of $37,000 and a decrease in income taxes of $5,000 partially offset by an increase in provision for loss on loans of $37,000 and an increase in non-interest expenses of $336,000.

     The Company reported net income of $513,000 for the six months ended September 30, 1999 compared to net income of $407,000 for the six months ended September 30, 1998. The increase in income of $106,000 between the two periods was primarily the result of an increase in net interest income of $597,000, an increase in non-interest income of $83,000 and a decrease in income taxes of $2,000 partially offset by an increase in provision for loss on loans of $48,000 and an increase in non-interest expenses of $528,000.

     Interest Income. Total interest income increased $561,000 and $845,000 for the three and six months ended September 30, 1999 as compared to the three and six months ended September 30, 1998. The increase in interest income for the periods resulted primarily from an increase in the average balance of interest-earning assets of $19.7 million from $125.3 million for the six months ended September 30, 1998 to $145.0 million for the six months ended September 30, 1999. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans and the average balance of mortgage-backed and investment securities offset by a decrease in the average balance of other interest earning assets. The increase in these balances is the result of the significant growth that the Company experienced during the period within the Company's existing market area and from the acquisition of Citizens Bank. The average yield on interest-earning assets was 7.8% and 7.9% for the three and six months ended September 30, 1999 compared to 7.6% and 7.7% for the three and six months ended September 30, 1998.

     Interest Expense. Interest expense increased $179,000 and $248,000 for the three and six months ended September 30, 1999 as compared to the same period in 1998. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $106.1 million for the six months ended September 30, 1998 to $129.3 million for the six months ended September 30, 1999 as a result of an increase in deposits and an increase in FHLB and other borrowings. The average rate paid on interest-bearing liabilities was 4.3% for the three and six months ended September 30, 1999 compared to 4.7% for the three and six months ended September 30, 1998. The decrease in the average rate paid on interest-bearing liabilities is due to the continued increase in interest-bearing transaction accounts that pay a lower rate of interest than the certificate of deposit accounts.

     Provision for Loan Losses. The Company's provision for loan losses totaled $52,000 and $88,000 for the three and six months ended September 30, 1999 compared to $15,000 and $40,000 for the three and six months ended September 30, 1998 based on management's overall assessment of the loan portfolio. The increase for the three and six month period was due to an increase in charge-offs and management's decision to increase the provision as a result of an evaluation of the Company's current portfolio. Management continually monitors its allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased approximately $37,000 for the three months ended September 30, 1999 compared to the same period in 1998. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $64,000 and a gain on disposal of assets of $4,000 offset by a decrease in the gain on the sale of securities of $6,000 and a decrease in fees earned on the origination of secondary market loans and other income of $25,000. The increase in service charges and other fees on deposits is the result of increased product offerings, an increased deposit base and aggressive pricing strategies.

     Non-interest income increased approximately $83,000 for the six months ended September 30, 1999 compared to the same period in 1998. The increase for the six month period is primarily the result of an increase in service charges and other fees on deposits of $96,000 and a gain on disposal of assets of $4,000 offset by a decrease in the gain on the sale of securities of $6,000 and a decrease in fees earned on the origination of secondary market loans and other income of $11,000.

     Non-interest Expense. Non-interest expense increased $336,000 for the three months ended September 30, 1999 compared to the same period in 1998. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $183,000, an increase in occupancy and equipment expense of $43,000, an increase in goodwill amortization of $31,000, an increase in ATM expense of $6,000, an increase in marketing and advertising expense of $8,000, an increase in legal and accounting fees of $26,000, an increase in stationary, printing and other supplies of $18,000 and an increase in other general and administrative expenses of $21,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the acquisition of Citizens and the hiring of additional employees in order to facilitate the growth of the Company. Occupancy and equipment expense increased due to increased costs related to an additional banking office as a result of the acquisition of Citizens and additional costs as a result of improved technology put in place by the Company. Goodwill amortization increased due to the goodwill recorded in connection with the acquisition of Citizens.

     Non-interest expense increased $528,000 for the six months ended September 30, 1999 compared to the same period in 1998. Non-interest expenses increased for the six month period due to an increase in compensation and benefits of $244,000, an increase in occupancy and equipment expense of $77,000, an increase in goodwill amortization of $46,000, an increase in ATM expense of $6,000, an increase in marketing and advertising expense of $18,000, an increase in legal and accounting fees of $25,000, an increase in stationary, printing and other supplies of $48,000, an increase in telephone expense of $17,000, and an increase in other general and administrative expenses of $47,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the acquisition of Citizens and the hiring of additional employees in order to facilitate the growth of the Company. Occupancy and equipment increased due to increased costs related to an additional banking office as a result of the acquisition of Citizens. Goodwill amortization increased due to the goodwill recorded in connection with the acquisition of Citizens. Stationary, printing and other general administrative expenses increased as a result of the significant growth that the Company experienced during the six month period and the costs associated with servicing a larger customer base.

     Income Tax Expense. Income tax expense decreased $5,000 and $2,000 for the three and six months ended September 30, 1999 primarily due to an increase in tax exempt income.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 1999 was $1.3 million or 1.0% of the total loans. The March 31, 1999 allowance for loan loss was $861,000, or .9% of total loans. The increase in the allowance since March 31, 1999 is due to the acquisition of Citizens and the transfer of that allowance to Classic Bank. The Company recorded a provision for loan losses of $87,000 for the six-month period, recorded an allowance of $550,000 from the acquisition of Citizens and had net charge-offs of $137,000 for the six-month period. The allowance for loan losses at September 30, 1999 was allocated as follows: $387,000 to one-to-four family real estate loans, $480,000 to commercial real estate and commercial business loans, $98,000 to consumer loans, $70,000 to year 2000 and $250,000 remained unallocated.

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


                                                 September 30, 1999        March 31, 1999
                                                 ------------------        --------------
                                                         (Dollars in Thousands)
Non-Accruing Loans ............................       $   471                  $  315
Accruing Loans Delinquent 90 Days or More......           293                      91
Foreclosed Assets .............................           271                     226
                                                      -------                  ------
Total Non-Performing Assets ...................       $ 1,035                  $  632
Total Non-Performing Assets as a
         Percentage of Total Assets ...........           .6%                     .4%


     Total non-performing assets increased $403,000 from March 31, 1999 to September 30, 1999. This increase is due primarily to the acquisition of Citizens and the inclusion of the acquired loans in non-performing loans. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

     Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of September 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1999 and March 31, 1999, cash and cash equivalents totaled $4.3 million and $4.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of September 30, 1999 maturing within one year total $63.4 million.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At September 30, 1999, the Company had $5.3 million in borrowings outstanding with the FHLB.

     Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of September 30, 1999 and March 31, 1999, Classic Bank's liquidity ratios were 4.63% and 4.12%, respectively. First National, as a national bank, is not subject to any prescribed liquidity requirements.

     At September 30, 1999, the Company had outstanding commitments to originate loans of $12.6 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 1999, Classic Bank exceeded all current regulatory capital standards.

                                       Regulatory           Actual Capital
                                  Capital Requirement         (CB Only)
                                  -------------------     -----------------
                                   Amount    Percent      Amount    Percent
                                  --------   --------     ------    -------
                                              (Dollars in Thousands)
Risk-Based Capital
  (to Risk Weighted Assets)        $5,008      8.0%     $6,264        10.0%
Tier 1 (Core) Capital
  (to Adjusted Total Assets)        3,735      4.0       5,481         5.9

     Classic Bank experienced a decrease in regulatory capital and the related ratios as a result of the acquisition of Citizens. Citizens was merged into Classic Bank resulting in increased assets for Classic, the creation of goodwill and no change in capital levels.

     Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999, the capital requirements applicable to First National and its actual capital ratios. As of September 30, 1999, First National exceeded all current regulatory capital standards.


                                       Regulatory           Actual Capital
                                  Capital Requirement         (FN Only)
                                  -------------------     -----------------
                                   Amount    Percent      Amount    Percent
                                  --------   --------     ------    -------
Risk-Based Capital
  (to Risk Weighted Assets)       $4,121       8.0%       $8,419      16.3%
Tier 1 Capital
  (to Risk Weighted Assets)        2,060       4.0         7,991      15.5


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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
               The annual meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held on July 26, 1999. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

       PROPOSAL                                       NUMBER OF VOTES
                                            ------------------------------------
                                                                        Broker
                                              For        Withheld      Non-votes
                                            -------      --------      ---------
Election of the following directors
for the terms indicated:

Robert B. Keifer, Jr. (three years)         946,930        6,665           0
David A. Lang (three years)                 946,930        6,665           0
Robert L. Bayes (three years)               946,930        6,665           0
A. Bruce Addington (three years)            946,930        6,665           0

                                                                         Broker
                                         For      Against    Abstain   Non-votes
                                         ---      -------    -------   ---------
The ratification of the appointment
of Smith, Goolsby, Artis & Reams,
P.S.C. as the Company's auditors
for the fiscal year ending
March 31, 2000                         947,895    1,300       4,400        0

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibits
               Exhibit 27 Financial Data Schedule

          b.   Reports on Form 8-K
               The Registrant filed the following current reports on Form 8-K during the three months ended September 30, 1999:

               Press release, dated July 26, 1999 announcing earnings for the quarter ending June 30, 1999 and declaring a cash dividend.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CLASSIC BANCSHARES, INC.
                                    REGISTRANT





Date:    November 15, 1999          /s/ David B. Barbour
                                    --------------------------------------------
                                    David B. Barbour, President, Chief Executive
                                     Officer and Director (Duly Authorized
                                     Officer)





Date:    November 15, 1999         /s/ Lisah M. Frazier
                                   ---------------------------------------------
                                   Lisah M. Frazier, Senior Vice President,
                                    Treasurer and Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS



         Exhibit
         Number

         27                Financial Data Schedule