Form 10QSB
period 1999-12-31
CLASSIC BANCSHARES INC
filed 2000-02-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                         Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     61-1289391
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



 344 Seventeenth Street, Ashland, Kentucky                  41101
------------------------------------------       -------------------------------
(Address of principal executive offices)                 (ZIP Code)



Registrant's telephone number, including area code:        (606) 325-4789
                                                           --------------


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 7, 2000, there were 1,232,500 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Disclosure (check one):        Yes [   ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX



                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of December 31, 1999 (Unaudited)
             and March 31, 1999                                                                   3

             Consolidated Statements of Income for the three and nine months
             ended December 31, 1999 and 1998                                                     4

             Consolidated Statements of Comprehensive Income for the three and
             nine months ended December 31, 1999 and 1998                                         5

             Consolidated Statements of Stockholders' Equity for the nine months
             ended December 31, 1999 (Unaudited) and Year Ended March 31, 1999                    6

             Consolidated Statements of Cash Flows for the nine months ended
             December 31, 1999 and 1998                                                         7-8

             Notes to Consolidated Financial Statements                                        9-11


Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            12-18

PART II.     OTHER INFORMATION                                                                   19

             Signatures                                                                          20

             Index to Exhibits                                                                   21





                                             CLASSIC BANCSHARES, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                              December 31,              March 31,
                                                                                 1999                     1999
                                                                            ---------------          ---------------
                                                                                            (Unaudited)
ASSETS
  Cash and due from bank                                                    $     6,314,850          $     3,088,248
  Federal funds sold                                                                404,042                1,397,908
  Securities available for sale                                                  23,939,034               25,141,436
  Mortgage-backed and related securities available for sale                       3,445,437                4,479,136
  Loans receivable, net                                                         125,638,051               97,527,492
  Real estate acquired in the settlement of loans                                   238,690                  225,590
  Accrued interest receivable                                                     1,175,385                  951,877
  Federal Home Loan Bank and Federal Reserve Bank stock                           1,442,650                1,384,450
  Premises and equipment, net                                                     5,129,759                4,523,720
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                               5,753,688                2,779,349
  Other assets                                                                    1,470,333                1,239,835
                                                                            ---------------          ---------------
TOTAL ASSETS                                                                $   174,951,919          $   142,739,041
------------                                                                ===============          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                      $    13,632,749          $     9,600,258
  Savings, NOW, and money market demand deposits                                 45,178,897               35,674,021
  Other time deposits                                                            75,749,218               72,457,492
                                                                            ---------------          ---------------
                      Total deposits                                            134,560,864              117,731,771
  Federal funds purchased and securities sold under
    agreements to repurchase                                                      3,365,861                2,817,154
  Advances from Federal Home Loan Bank                                           15,934,918                  387,739
  Other short-term borrowings                                                       673,865                   84,578
  Accrued expenses and other liabilities                                            525,119                  428,065
  Accrued interest payable                                                          626,844                  418,642
  Accrued income taxes                                                               10,645                   45,134
  Deferred income taxes                                                                   -                  536,978
                                                                            ---------------          ---------------

             Total Liabilities                                              $   155,698,116          $   122,450,061
                                                                            ---------------          ---------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,232,500 outstanding                                        $        13,225          $        13,225
  Additional paid-in capital                                                     12,806,544               12,806,544
  Retained earnings - substantially restricted                                    9,878,066                9,362,668
  Accumulated other comprehensive income                                         (1,176,994)                  83,977
  Unearned ESOP shares                                                             (785,150)                (785,150)
  Unearned RRP shares                                                              (208,523)                (294,332)
  Treasury stock, at cost                                                        (1,273,365)                (897,952)
                                                                            ---------------          ---------------

             Total Stockholders' Equity                                     $    19,253,803          $    20,288,980
                                                                            ---------------          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                     $   174,951,919          $   142,739,041
-----------------------------------                                         ===============          ===============


                                               CLASSIC BANCSHARES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                       -----------------------------    ------------------------------
                                                            1999            1998             1999             1998
                                                       -------------   -------------    -------------    -------------
INTEREST INCOME
  Loans                                                $   2,632,286   $   2,024,654    $   7,400,089    $   5,883,790
  Investment securities                                      396,781         378,211        1,190,231        1,041,100
  Mortgage-backed securities                                  55,385          73,798          168,427          327,415
  Other interest earning assets                                9,033           7,101           28,269           80,644
                                                       -------------   -------------    -------------    -------------
                       Total Interest Income               3,093,485       2,483,764        8,787,016        7,332,949
                                                       -------------   -------------    -------------    -------------

INTEREST EXPENSE
  Interest on deposits                                     1,358,481       1,205,290        3,925,534        3,531,031
  Interest on FHLB Advances                                  117,790          10,432          204,272           67,543
  Interest on other borrowed funds                            60,087          46,190          157,745          166,697
                                                       -------------   -------------    -------------    -------------
                      Total Interest Expense               1,536,358       1,261,912        4,287,551        3,765,271
                                                       -------------   -------------    -------------    -------------

           Net Interest Income                             1,557,127       1,221,852        4,499,465        3,567,678

Provision for loss on loans                                   72,500          25,000          160,000           65,000
                                                       -------------   -------------    -------------    -------------

           Net interest income after provision for
            loss on loans                                  1,484,627       1,196,852        4,339,465        3,502,678
                                                       -------------   -------------    -------------    -------------

NON-INTEREST INCOME
  Service charges and other fees                             199,903         123,991          518,586          336,982
  (Loss) gain on sale of securities available for sale             -               -           (2,500)           3,904
  Gain (Loss) on disposal of assets                           24,284               -           27,988                -
  Other income                                                41,691          47,026          127,321          152,689
                                                       -------------   -------------    -------------    -------------
           Total Non-Interest Income                         265,878         171,017          671,395          493,575
                                                       -------------   -------------    -------------    -------------

NON-INTEREST EXPENSES
  Employee compensation and benefits                         629,264         467,084        1,841,663        1,435,628
  Occupancy and equipment expense                            198,878         151,013          563,543          438,714
  Federal deposit insurance premiums                          12,089           9,144           32,113           26,869
  Loss (gain) on foreclosed real estate                        1,623           2,731            3,606            3,645
  Other general and administrative expenses                  489,751         417,995        1,386,432        1,156,696
                                                       -------------   -------------    -------------    -------------
                  Total Non-Interest Expense               1,331,605       1,047,967        3,827,357        3,061,552
                                                       -------------   -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                   418,900         319,902        1,183,503          934,701
--------------------------

           Income tax expense                                 77,241          56,231          221,287          202,278
                                                       -------------   -------------    -------------    -------------

INCOME BEFORE GOODWILL AMORTIZATION                          341,659         263,671          962,216          732,423
-----------------------------------                    -------------   -------------    -------------    -------------

  Goodwill amortization                                      (63,279)        (31,134)        (171,080)         (93,063)
                                                       -------------   -------------    -------------    -------------

NET INCOME                                             $     278,380   $     232,537    $     791,136    $     639,360
----------                                             =============   =============    =============    =============

Basic earnings per share before
 goodwill amortization                                 $        0.30   $        0.22    $        0.85    $        0.63
Goodwill amortization                                          (0.06)          (0.03)           (0.15)           (0.08)
                                                       -------------   -------------    -------------    -------------
Basic earnings per share after
 goodwill amortization                                 $        0.25   $        0.20    $        0.70    $        0.55
                                                       =============   =============    =============    =============
Diluted earnings per share before goodwill
amortization                                           $        0.29   $        0.21    $        0.83    $        0.59
Goodwill amortization                                          (0.05)          (0.03)           (0.15)           (0.08)
                                                       -------------   -------------    -------------    -------------
Diluted earnings per share before goodwill
amortization                                           $        0.24   $        0.19    $        0.68    $        0.52
                                                       =============   =============    =============    =============

                                                   CLASSIC BANCSHARES, INC.
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                         (UNAUDITED)


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                           -------------------------------    --------------------------------
                                                                1999             1998              1999              1998
                                                           --------------    -------------    ---------------   --------------
Net Income                                                 $      278,380    $     232,537    $       791,136   $      639,360
                                                           --------------    -------------    ---------------   --------------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period                                         (244,220)          82,591         (1,262,621)         148,680

     Reclassification adjustments for realized gains
       (losses) included in earnings                                    -                -              1,650           (2,577)

     Minimum pension liability adjustment                               -                -                  -              119
                                                           --------------    -------------    ---------------   --------------

  Other comprehensive income                                     (244,220)          82,591         (1,260,971)         146,222
                                                           --------------    -------------    ---------------   --------------

Comprehensive Income (Loss)                                $       34,160    $     315,128    $      (469,835)  $      785,582
                                                           ==============    =============    ===============   ==============

Accumulated Other Comprehensive Income                     $   (1,176,994)   $     433,393    $    (1,176,994)  $      433,393
                                                           ==============    =============    ===============   ==============


                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         NET
                                                                                      UNREALIZED         MINIMUM
                                                     ADDITIONAL                    GAIN (LOSS) ON        PENSION
                                        COMMON        PAID-IN          RETAINED     AVAILABLE FOR       LIABILITY
                                        STOCK         CAPITAL          EARNINGS    SALE SECURITIES      ADJUSTMENT
                                      ----------    ------------   --------------  ---------------      ----------
Balances at April 1, 1998             $   13,225    $ 12,753,789   $    8,853,606   $     297,125       $ (9,954)

  Net income for the year
   ended March 31, 1999                        -               -          885,324               -              -
  Dividend paid                                -               -         (376,262)              -              -
  ESOP shares earned                           -          28,198                -               -              -
  RRP shares earned                            -               -                -               -              -
  RRPshares granted                            -           4,742                -               -              -
  Tax benefit from RRP                         -          19,815                -               -              -
  Purchased 43,894 treasury shares             -               -                -               -              -
  Change in minimum
   pension liability adjustment                -               -                -               -          9,954
  Change in unrealized gain
  (loss) on available for sale
  securities, net of applicable
  deferred income taxes of $183,259            -               -                -        (213,148)             -
                                     -----------    ------------   --------------   -------------       --------

Balances at March 31, 1999                13,225      12,806,544        9,362,668          83,977              -

  Net income for the nine months
   ended December 31, 1999                     -               -          791,136               -              -
  Dividend paid                                -               -         (275,738)              -              -
  RRP shares earned                            -               -                -               -              -
  Purchased 26,106 treasury shares             -               -                -               -              -
  Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable                 -
 deferred income taxes of $606,329             -               -               -       (1,260,971)             -
                                     -----------    ------------   --------------   -------------       --------
Balances at December 31, 1999        $    13,225    $ 12,806,544   $    9,878,066   $  (1,176,994)      $      -
                                     ===========    ============   ==============   =============       ========


                                            UNEARNED         UNEARNED          TREASURY
                                           ESOP SHARES      RRP SHARES          STOCK           TOTAL
                                           -----------     -----------      -------------     ----------
Balances at April 1, 1998                  $   (834,970)   $  (371,879)     $   (293,880)    $ 20,407,062

  Net income for the year
   ended March 31, 1999                               -              -                 -          885,324
  Dividend paid                                       -              -                 -         (376,262)
  ESOP shares earned                             49,820              -                 -           78,018
  RRP shares earned                                   -        114,132                 -          114,132
  RRPshares granted                                   -        (36,585)           31,843                -
  Tax benefit from RRP                                -              -                 -           19,815
  Purchased 43,894 treasury shares                    -              -          (635,915)        (635,915)
  Change in minimum
   pension liability adjustment                       -              -                 -            9,954
  Change in unrealized gain
  (loss) on available for sale
  securities, net of applicable
  deferred income taxes of $183,259                   -              -                 -         (213,148)
                                           ------------    -----------      ------------     ------------

Balances at March 31, 1999                     (785,150)      (294,332)         (897,952)      20,288,980

  Net income for the nine months
   ended December 31, 1999                            -              -                 -          791,136
  Dividend paid                                       -              -                 -         (275,738)
  RRP shares earned                                   -         85,809                 -           85,809
  Purchased 26,106 treasury shares                    -              -          (375,413)        (375,413)
  Change in unrealized gain
 (loss) on available for sale
 securities, net of applicable
 deferred income taxes of $606,329                    -              -                 -       (1,260,971)
                                           ------------    -----------      ------------     ------------
Balances at December 31, 1999              $   (785,150)   $  (208,523      $ (1,273,365)    $ 19,253,803
                                           ============    ===========      ============     =============

                                                   CLASSIC BANCSHARES, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                                1999                   1998
                                                                           ----------------        ---------------
OPERATING ACTIVITIES
  Net Income                                                               $        791,136        $       639,360
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                391,451                285,999
       Provision for loss on loans                                                  160,000                 65,000
       Loss (gain) on sale of securities available for sale                           2,500                 (3,904)
       Gain on disposal of equipment                                                (27,988)                     -
       Federal Home Loan Bank stock dividends                                       (58,200)               (55,000)
       Deferred income tax expense (benefit)                                         51,263                 34,814
       Gain on foreclosed real estate                                                    45                  1,700
       Amortization and accretion of invesment
         securities premiums and discounts, net                                      65,325                 71,868
       RRP shares earned                                                             85,809                      -
       Amortization of goodwill                                                     171,080                 93,063
  Decrease (increase) in:
       Accrued interest receivable                                                 (223,508)              (168,041)
       Other assets                                                                (112,506)               (14,866)
  Increase (decrease) in:
       Accrued interest payable                                                     208,202                 44,803
       Accrued income taxes                                                         (34,489)               176,647
       Accounts payable and accrued expenses                                         97,054                 41,781
                                                                           ----------------        ---------------
                    Net cash provided by operating activities                     1,567,174              1,213,224
                                                                           ----------------        ---------------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                                      527,500             10,338,703
       Purchased                                                                          -            (17,536,506)
  Mortgage-backed securities:
       Proceeds from sale                                                                 -              5,035,426
       Purchased                                                                          -             (3,839,846)
       Principal payments                                                           960,264              1,715,222
  Redemption of Federal Reserve Bank Stock                                           45,000                      -
  Purchased Federal Home Loan Bank stock                                                  -                (14,100)
  Certificates of deposits with other banks:
        Proceeds from maturities                                                          -                293,000
  Loan originations and principal payments, net                                 (20,119,303)            (7,119,756)
  Proceeds from sale of foreclosed real estate                                       51,903                 31,700
  Proceeds from sale of equipment                                                   241,700                      -
  Purchases of software                                                             (23,467)                (6,677)
  Purchases of premises and equipment                                              (385,931)              (352,377)
  Cash invested in purchase of Bank subsidiary in excess of cash and
    cash equivalents acquired                                                    (1,497,572)                     -
                                                                           ----------------        ---------------
                        Net cash used by investing activities                   (20,199,906)           (11,455,211)
                                                                           ----------------        ---------------




                                                 CLASSIC BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                      1999                         1998
                                                                                 ---------------              -------------
FINANCING ACTIVITIES
  Net increase in deposits                                                       $      4,831,446             $  10,505,928
  Net proceeds from FHLB borrowings                                                    15,547,179                   896,891
  Repayment of long-term borrowings                                                             -                  (550,000)
  Increase (decrease) in federal funds purchased and securities sold
    under agreements to repurchase                                                        548,707
                                                                                                                 (1,412,229)
  Net increase in short-term borrowings                                                   589,287                   227,698
  Purchase of treasury stock
                                                                                         (375,413)                  (56,710)
  Dividends paid
                                                                                         (275,738)                 (279,933)
                                                                                 ----------------             -------------
                    Net cash (used) provided by financing activities                   20,865,468                 9,331,645
                                                                                 ----------------             -------------

Increase (decrease) in cash and cash equivalents                                        2,232,736
                                                                                                                   (910,342)
Cash and cash equivalent at beginning of period                                         4,486,156                 3,632,255
                                                                                 ----------------             -------------

Cash and cash equivalents at end of period                                       $      6,718,892             $   2,721,913
                                                                                 ================             =============

Additional cash flows and supplementary information
  Cash paid during the period for:
    Interest on deposits and borrowings                                          $        979,532             $     801,420
    Taxes                                                                        $        208,592             $     141,550
  Assets acquired in settlement of loans                                         $         65,000             $      79,400
    Net unrealized gain (loss) on securities available for sale                  $     (1,260,971)            $     146,103
    Liabilities assumed and cash paid in acquisition of
     Citizens Bank                                                               $     16,852,774                         -
    Fair value of assets received                                                $     13,707,355                         -
    Amount assigned to goodwill                                                  $      3,145,419                         -


                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ACQUISITION
     Effective May 14, 1999, Classic Bancshares, Inc. (the "Company") acquired all of the 60,000 outstanding shares of common stock of Citizens Bank, Grayson ("Citizens") for $75 per share in cash. In connection with the acquisition, the Company recorded $3.1 million in goodwill. The acquisition was accounted for under the purchase method of accounting. At the close of the transaction, Citizens Bank, Grayson was merged with and into Classic Bank with Classic Bank as the surviving institution.

     During the quarter ending December 31, 1999 alleged defalcation involving a Citizens employee was discovered and determined to have taken place prior to the acquisition of Citizens. As a result, the value of the assets acquired will be adjusted by the amount of the loss and goodwill will be increased by the amount of the loss. The loss is estimated to be approximately $25,000.

(2)  PRINCIPLES OF CONSOLIDATION
     The financial statements for 1999 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for December 31, 1999 and March 31, 1999 is for the Company, Classic Bank, and First National. Citizen's balance sheet was merged in with Classic Bank on the date of closing and therefore is included in the consolidated balance sheet as of December 31, 1999. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and nine months ended December 31, 1999 and 1998. The earnings of Citizens Bank are included in the consolidated statement of income from the date of closing.

(3)  BASIS OF PRESENTATION
     The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 1999, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2000.

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

(4)  EARNINGS PER SHARE
     Effective December 31, 1997, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share."

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan and recognition and retention plan.

     Weighted average number of shares used in the basic earnings per share computations was 1,130,601 and 1,182,513 for the three-month period ended December 31, 1999 and 1998 and 1,128,573 and 1,179,391 for the nine month period ended December 31, 1999 and 1998. Weighted average number of shares used in the diluted earnings per share computations was 1,160,911 and 1,236,023 for the three-month period ended December 31, 1999 and 1998 and 1,158,883 and 1,233,346 for the nine month period ended December 31, 1999 and 1998.

(5)  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Company's subsidiary banks make scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $17,536 and $7,253 for the three months ended December 31, 1999 and 1998 and $60,545 and $53,292 for the nine months ended December 31, 1999 and 1998. As of December 31, 1999, the Company considered 78,515 shares as unearned ESOP shares with a fair value of $922,551.

     On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(6)  STOCK OPTION AND INCENTIVE PLAN AND RECOGNITION AND RETENTION PLAN
     On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,750 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 1,026 shares at $13.75 per share and options on 200 shares at $13.625 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,900 shares. During the quarter, 450 stock option shares and 544 RRP shares were forfeited and remain ungranted. Ungranted RRP shares are included in treasury stock at cost.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share and options on 6,300 shares at $14.988 per share.

(7)      CASH DIVIDEND
     On January 17, 2000, the Board declared a cash dividend of $.08 per share payable on February 14, 2000 to shareholders of record on January 31, 2000.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's total assets increased $32.3 million, or 22.6%, from $142.7 million at March 31, 1999 to $175.0 million at December 31, 1999. The increase was due primarily to an increase in loans of $28.1 million, an increase in cash and cash equivalents of $2.2 million, an increase in premises and equipment of approximately $600,000, an increase other assets of approximately $600,000 and an increase in goodwill of $3.0 million partially offset by a decrease in investment securities of $1.2 million and a decrease in mortgage-backed securities of $1.0 million.

     Net loans receivable increased $28.1 million from $97.5 million at March 31, 1999 to $125.6 million at December 31, 1999 with $9.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is due to aggressive origination efforts and continued loan demand that resulted in originations of $23.7 million in commercial business loans, $17.8 million in one-to-four family mortgage loans, $9.3 million in consumer loans and $6.4 million in commercial real estate loans offset by repayments since March 31, 1999.

     Investment securities decreased approximately $1.2 million from $25.1 million at March 31, 1999 to $23.9 million at December 31, 1999 as a result of $1.2 million of securities acquired due to the acquisition of Citizens more than offset by sold securities of $528,000 and a $1.9 million temporary decline in market value since March 31, 1999. This decrease is due primarily to a significant increase in interest rates. Mortgage-backed securities decreased approximately $1.0 million from $4.5 million at March 31, 1999 to $3.4 million at December 31, 1999. The decrease was primarily the result of principal repayments of approximately $960,000 and a decrease in the market value of these available for sale securities.

     Cash and cash equivalents increased approximately $2.2 million due to the increase in the amount of cash on hand in preparation for Y2K. Premises and equipment increased approximately $600,000 primarily as a result of the acquisition of Citizens. Goodwill increased approximately $3.0 million as a result of the goodwill recorded in connection with the acquisition of Citizens. Other assets increased approximately $600,000 due to the acquisition of Citizens.

     Net deposits increased $16.8 million from $117.7 million at March 31, 1999 to $134.6 million at December 31, 1999 with $12.0 million of the increase attributable to the acquisition of Citizens. The remainder of the increase is the result of marketing and sales efforts and an increased deposit base due to the opening of two additional banking offices during fiscal 1999. Non-interest bearing demand deposits increased $4.0 million, savings, NOW and money market demand deposits increased $9.5 million, and other time deposits consisting primarily of certificates of deposit increased $3.3 million.

     Federal Home Loan Bank advances increased $15.5 million from $388,000 at March 31, 1999 to $15.9 million at December 31, 1999. The advances are short-term, variable rate advances with an average term of 90 days. Net proceeds from the advances were used to fund the increase in loans.

     Total stockholders' equity was $20.3 million at March 31, 1999 compared to $19.3 million at December 31, 1999. The decrease was due to a decrease in the market value of available for sale securities, the purchase of treasury stock and cash dividends paid partially offset by net income recorded for the period.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

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

     The Company reported net income of $278,000 during the three months ended December 31, 1999 compared to net income of $233,000 during the three months ended December 31, 1998. The increase in income of $45,000 between the two periods was primarily the result of an increase in net interest income of $335,000, an increase in non-interest income of $95,000 partially offset by an increase in provision for loss on loans of $48,000, an increase in non-interest expenses of $284,000, an increase in goodwill amortization of $32,000 and an increase in income taxes of $21,000.

     The Company reported net income of $791,000 for the nine months ended December 31, 1999 compared to net income of $639,000 for the nine months ended December 31, 1998. The increase in income of $152,000 between the two periods was primarily the result of an increase in net interest income of $932,000, an increase in non-interest income of $178,000 partially offset by an increase in provision for loss on loans of $95,000, an increase in non-interest expenses of $766,000, an increase in goodwill amortization of $78,000, and an increase in income taxes of $19,000.

     INTEREST INCOME. Total interest income increased $610,000 and $1.5 million for the three and nine months ended December 31, 1999 as compared to the three and nine months ended December 31, 1998. The increase in interest income for the three-month period resulted primarily from an increase in the average balance of interest-earning assets of $28.2 million from $128.8 million for the three months ended December 31, 1998 to $157.0 million for the three months ended December 31, 1999. The increase in interest income for the nine-month period resulted primarily from an increase in the average balance of interest-earning assets of $22.4 million from $126.5 million for the nine months ended December 31,1998 to $148.9 million for the nine months ended December 31, 1999. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans and the average balance of mortgage-backed and investment securities offset by a decrease in the average balance of other interest earning assets. The increase in these balances is the result of the significant growth that the Company experienced during the period within the Company's existing market area and from the acquisition of Citizens Bank. The average yield on interest-earning assets was 7.9% for the three and nine months ended December 31, 1999 compared to 7.7% for the three and nine months ended December 31, 1998. The increase in the yield was due to the continued diversification of the loan portfolio in higher yielding commercial and consumer lending. No tax equivalent adjustments were made to the yield.

     INTEREST EXPENSE. Interest expense increased $274,000 and $523,000 for the three and nine months ended December 31, 1999 as compared to the same period in 1998. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $108.6 million for the three months ended December 31, 1998 to $138.7 million for the three months ended December 31, 1999. The average balance of interest-bearing liabilities increased from $107.0 million for the nine months ended December 31, 1998 to $132.4 million for the nine months ended December 31, 1999 The increase in these balances is the result of an increase in deposits and an increase in FHLB and other borrowings. The average rate paid on interest-bearing liabilities was 4.4% and 4.3% for the three and nine months ended December 31, 1999 compared to 4.7% and 4.6% for the three and nine months ended December 31, 1998. The decrease in the average rate paid on interest-bearing liabilities for the three and nine-month period is due to the continued increase in interest-bearing transaction accounts that pay a lower rate of interest than the certificate of deposit accounts.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $73,000 and $160,000 for the three and nine months ended December 31, 1999 compared to $25,000 and $65,000 for the three and nine months ended December 31, 1998 based on management's overall assessment of the loan portfolio. The increase for the three and nine month period was based on management's evaluation of the Company's current portfolio including factors such as an increase in charge-offs and non-performing loans and the increase in non-residential loans. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased approximately $95,000 for the three months ended December 31, 1999 compared to the same period in 1998. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $76,000 and a gain on disposal of assets of $24,000 offset by a decrease in fees earned on the origination of secondary market loans and other income of $5,000. The increase in service charges and other fees on deposits is the result of increased product offerings, an increased deposit base and aggressive pricing strategies.

     Non-interest income increased approximately $178,000 for the nine months ended December 31, 1999 compared to the same period in 1998. The increase for the nine month period is primarily the result of an increase in service charges and other fees on deposits of $181,000 and a gain on disposal of assets of approximately $28,000 offset by a decrease in the gain on the sale of securities of $6,000 and a decrease in fees earned on the origination of secondary market loans and other income of $25,000.

     NON-INTEREST EXPENSE. Non-interest expense increased $284,000 for the three months ended December 31, 1999 compared to the same period in 1998. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $162,000, an increase in occupancy and equipment expense of $48,000, an increase in ATM expense of $8,000, an increase in marketing and advertising expense of $2,000, an increase in professional fees of $10,000, an increase in stationary, printing and other supplies of $22,000 and an increase in other general and administrative expense of $32,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the acquisition of Citizens and the hiring of additional employees in order to facilitate the growth of the Company. Occupancy and equipment expense increased due to increased costs related to an additional banking office as a result of the acquisition of Citizens. Stationary, printing and other general and administrative expenses increased as a result of the significant growth that the Company has experienced in this fiscal year and the costs associated with servicing a larger customer base.

     Goodwill amortization increased $32,000 for the three months ended December 31, 1999. Goodwill amortization increased due to the goodwill recorded in connection with the acquisition of Citizens.

     Non-interest expense increased $766,000 for the nine months ended December 31, 1999 compared to the same period in 1998. Non-interest expenses increased for the nine month period due to an increase in compensation and benefits of $406,000, an increase in occupancy and equipment expense of $125,000, an increase in ATM expense of $14,000, an increase in marketing and advertising expense of $22,000, an increase in professional fees of $35,000, an increase in stationary, printing and other supplies of $63,000, an increase in telephone expense of $25,000, an increase in correspondent banking and other outside services of $38,000 and an increase in other general and administrative expenses of $38,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the acquisition of Citizens and the hiring of additional employees in order to facilitate the growth of the Company. Occupancy and equipment increased due to increased costs related to an additional banking office as a result of the acquisition of Citizens. Stationary, printing and other general administrative expenses increased as a result of the significant growth that the Company experienced during the nine month period and the costs associated with servicing a larger customer base.

     Goodwill amortization increased $78,000 for the nine months ended December 31, 1999. Goodwill amortization increased due to the goodwill recorded in connection with the acquisition of Citizens.

     INCOME TAX EXPENSE. Income tax expense increased $21,000 and $19,000 for the three and nine months ended December 31, 1999 primarily due to an increase in income before income taxes for each period.

     NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 1999 was $1.3 million or 1.0% of the total loans. The March 31, 1999 allowance for loan loss was $861,000, or .9% of total loans. The increase in the allowance since March 31, 1999 is due to the acquisition of Citizens and the transfer of that allowance to Classic Bank. The Company recorded a provision for loan losses of $160,000 for the nine-month period, recorded an allowance of $506,000 from the acquisition of Citizens and had net charge-offs of $170,000 for the nine-month period. The allowance for loan losses at December 31, 1999 was allocated as follows: $387,000 to one-to-four family real estate loans, $480,000 to commercial real estate and commercial business loans, $98,000 to consumer loans and $359,000 remained unallocated.

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


                                                     December 31, 1999             March 31, 1999
                                                     -----------------             --------------
                                                                  (Dollars in Thousands)

Non-Accruing Loans ..........................              $  736                     $   315
Accruing Loans Delinquent 90 Days or More....                  76                          91
Foreclosed Assets ...........................                 239                         226
                                                           ------                     -------
Total Non-Performing Assets .................              $1,051                     $   632
Total Non-Performing Assets as a
         Percentage of Total Assets ........                   .6%                         .4%


     Total non-performing assets increased $419,000 from March 31, 1999 to December 31, 1999. This increase is due primarily to the acquisition of Citizens and the inclusion of the acquired loans in non-performing loans. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

     OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of December 31, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1999 and March 31, 1999, cash and cash equivalents totaled $6.7 million and $4.5 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 1999 maturing within one year total $54.0 million.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 1999, the Company had $15.9 million in borrowings outstanding with the FHLB.

     Classic Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending on economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in compliance with regulatory requirements. As of December 31, 1999 and March 31, 1999, Classic Bank's liquidity ratios were 7.30% and 4.12%, respectively. First National, as a national bank, is not subject to any prescribed liquidity requirements.

     At December 31, 1999, the Company had outstanding commitments to originate loans of $11.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Pursuant to rules promulgated by the Office of Thrift Supervision, savings institutions must meet several separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1999, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 1999, Classic Bank exceeded all current regulatory capital standards.

                                                       Regulatory                             Actual Capital
                                                   Capital Requirement                          (CB Only)
                                            ----------------------------------      -------------------------------
                                              Amount                   Percent        Amount                Percent
                                            ----------                 -------      ----------              -------
                                                                      (Dollars in Thousands)
         Risk-Based Capital
           (to Risk Weighted Assets)           $5,196                   8.0%           $6,421                 9.9%
         Tier 1 (Core) Capital
           (to Adjusted Total Assets)           3,872                   4.0             5,609                 5.8


     Classic Bank experienced a decrease in regulatory capital and the related ratios as a result of the acquisition of Citizens. Citizens was merged into Classic Bank resulting in increased assets for Classic, the creation of goodwill and no change in capital levels.

     Pursuant to regulations promulgated by the Office of the Comptroller of the Currency (the "OCC"), national banks must meet two minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1999, the capital requirements applicable to First National and its actual capital ratios. As of December 31, 1999, First National exceeded all current regulatory capital standards.

                                                     Regulatory                     Actual Capital
                                                 Capital Requirement                    (FN Only)
                                            -------------------------            ----------------------
                                            Amount            Percent            Amount         Percent
                                            ------            -------            ------         -------
                                                              (Dollars in Thousands)
         Risk-Based Capital
           (to Risk Weighted Assets)         $4,073             8.0%             $8,353          16.4%
         Tier 1 Capital
           (to Risk Weighted Assets)           2,037            4.0               7,878          15.5



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

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits
          Exhibit 27 Financial Data Schedule

     b.   Reports on Form 8-K

          The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 1999:

          October 19, 1999 announcing earnings of the September 30, 1999 quarter and declaring a cash dividend.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CLASSIC BANCSHARES, INC.
                                             REGISTRANT





Date:  February 11, 2000             /s/ David B. Barbour
       -----------------             ------------------------------------------
                                     David B. Barbour, President,
                                      Chief Executive Officer and Director
                                      (Duly Authorized Officer)





Date:  February 11, 2000             /s/ Lisah M. Frazier
       -----------------             ------------------------------------------
                                     Lisah M. Frazier, Senior Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS



  Exhibit
   Number

     27                             Financial Data Schedule