Form 10KSB
period 2000-03-31
CLASSIC BANCSHARES INC
filed 2000-06-29
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 _____________

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]
    For the fiscal year ended March 31, 2000

                                       OR

[] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [No Fee Required]
   For the  transition  period from __________________ to __________________

                         COMMISSION FILE NUMBER 0-27170

                            CLASSIC BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

  Delaware                                            61-1289391
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer had $12.8 million in gross income for the year ended March 31, 2000.

     As of June 13, 2000, there were issued and outstanding 1,176,356 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last sale price of such stock on the Nasdaq SmallCap Market as of June 13, 2000 was approximately $10.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Portions of Annual Report to Stockholders for the fiscal year ended March 31, 2000. PART III of Form 10-KSB--Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

     At March 31, 2000, the Company had total consolidated assets of $175.3 million, deposits of $134.9 million and stockholders' equity of $19.0 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and Paintsville Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 325-4789.

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

     Since its inception, the Company has operated under a "community banking" oriented strategy that is designated to provide planned and profitable growth and sustained profitability while maintaining the safety and soundness of the Company's subsidiary banks. This strategy includes internal growth and growth through acquisitions. The implementation of this strategy has produced positive results for the Company during its brief history. The continued and future success of the Company will be accomplished by the ongoing execution of this strategy, which requires (i) continued growth in lower cost transaction deposits, (ii) continued expansion of the Company's consumer and commercial loan portfolios, (iii) continued increases in noninterest income, (iv) continuous review of loan underwriting standards to assure asset quality and (v) the acquisition of other community banking institutions to the extent that opportunities arise. The Company has expanded its delivery channels through traditional branch offices, ATM locations and on-line banking systems that allow customers alternative means of banking.

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

     On May 14, 1999, the Company completed its acquisition of Citizens Bank, Grayson (Grayson, Kentucky). In the transaction, Citizens Bank was merged with and into Classic Bank, with Classic Bank as the surviving institution. Shareholders of Citizens Bank received $75.00 in cash for each share of Citizens Bank stock held, for an aggregate consideration of $4.5 million. On the date of the closing, Citizens had total assets of approximately $13.7 million and total deposits of $12.0 million. Citizens Bank's office is now operated as a branch office of Classic Bank.

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

Lending Activities

     General. The principal lending activity of the Company is originating for its portfolio mortgage loans secured by one- to four-family residences located primarily in the Company's market area. The Company has also increasingly emphasized consumer, commercial business, commercial real estate, construction and multi-family loans in its market area. At March 31, 2000, loans receivable, net, totaled $127.8 million. See "Originations, Purchases and Sales of Loans."

         Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                             March 31,
                                          2000               1999              1998               1997                     1996
                                   ------------------------------------------------------------------------------------------------
                                   Amount    Percent   Amount   Percent   Amount   Percent   Amount    Percent     Amount   Percent
                                                                                                   (Dollars in Thousands)
Real Estate Loans
 One- to four-family...............$71,928    55.7%   $61,992    63.0%   $66,078   72.6%     $62,413   75.3%      $38,944      87.5%
 Commercial........................ 15,216    11.8     10,136    10.3      8,970    9.9        6,877    8.3         2,509       5.7
 Multi-family......................  1,486     1.2      1,179     1.2      1,497    1.6        1,104    1.3           215       0.5
 Construction......................  2,670     2.0      2,513     2.6        426    0.5          832    1.0         1,132       2.5
                                     -----     ---    -------     ---    -------  -----     --------   ----      --------     ------
     Total real estate loans....... 91,300    70.7     75,820    77.1     76,971   84.6       71,226   85.9        42,800      96.2
                                    ------    ----    -------    ----    -------  -----      -------   ----       -------     ------

Other Loans
 Consumer Loans:
  Deposit account..................  1,369     1.1        383     0.4        526    0.6          433    0.5           389       0.9
  Credit Card......................    ---     ---          3     ---        218    0.2          256    0.3           ---       ---
  Installment...................... 12,457(1)  9.6      7,347(1)  7.5      5,380    5.9        5,452    6.6           ---       ---
  Other............................    250     0.2         68     0.1        991    1.1          697    0.8           229       0.5
                                       ---     ---     ------     ----    ------  ------     -------    ---      --------      ----
     Total consumer loans.......... 14,076    10.9      7,801     8.0      7,115    7.8        6,838    8.2           618       1.4
 Commercial business loans......... 23,539    18.3     14,747    14.9      6,942    7.6        4,794    5.9         1,063       2.4
 Commercial agriculture loans......    148     0.1         17     ---        ---    ---          ---    ---           ---       ---
                                       ---     ---    -------    -----    ------  ------      ------   ----     ----------    ------
     Total other loans............. 37,763    29.3     22,565    22.9     14,057   15.4       11,632   14.1         1,681       3.8
                                    ------    ----    -------    ----    -------  ------      ------   ----      --------     ------
     Total loans...................129,063   100.0%    98,385   100.0%    91,028   100.0%     82,858  100.0%       44,481     100.0%
                                   =======   =====    =======   =====    =======   =====      ======  =====       =======     =====


 Loans in process..................    (10)               (23)               (29)                 (6)                (504)
 Deferred fees and discounts.......     44                 26                (68)               (323)                  31
 Allowance for loan losses......... (1,289)              (861)              (831)               (801)                (286)
                                  --------               -----           -------              -------              -------
 Total loans receivable, net......$127,808            $97,527            $90,100             $81,728              $43,722
                                   =======             ======             ======              ======               ======

     -------------------
1 Includes $6.1 million of automobile loans at March 31, 2000 and $3.0 million of automobile loans at March 31, 1999.

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                                       March 31
                                         ------------------------------------------------------------------------------------------
                                               2000               1999              1998              1997             1996
                                          Amount   Percent   Amount   Percent   Amount  Percent   Amount  Percent  Amount   Percent
                                         ------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family..................$ 44,377    34.4%     $33,944  34.5%   $33,253   36.5%   $29,730   35.9%    $15,013   33.8%
  Commercial...........................   8,829     6.8        5,329   5.4      3,348    3.7      2,627    3.2         721    1.6
  Multi-family.........................     903      .7          850   0.9      1,278    1.4        781    0.9         138    0.3
 Construction..........................   1,950     1.5        1,815   1.9        426    0.5        814    1.0       1,132    2.5
                                          -----    ----       -------  ---   --------   ----   --------   ----    --------    ---
     Total real estate loans...........  56,059    43.4       41,938  42.7     38,305   42.1     33,952   41.0      17,004   38.2
 Consumer..............................  12,543     9.7        7,053   7.2      6,161    6.8      6,154    7.4         567    1.3
                                         ------    ----      -------  ----    -------   ----    -------   ----    --------    ---
 Commercial business...................   8,861     6.9        8,137   8.2      2,649    2.9      1,395    1.7          51    0.1
 Commercial agriculture................     148      .1           17   ---          ---  ---        ---    ---         ---    ---
                                        -------     ---       ------- ----   ---------- ----   --------   ----    --------    ---
     Total fixed-rate loans............  77,611    60.1       57,145  58.1     47,115   51.8     41,501   50.1      17,622   39.6

Adjustable-Rate Loans:
 Real estate:
  One- to four-family..................  27,551    21.3       28,048  28.5     32,825    36.1    32,683   39.4      23,931   53.8
  Commercial...........................   6,387     4.9        4,807   4.9      5,622     6.2     4,250    5.1       1,788    4.0
  Multi-family.........................     583      .5          329   0.3        219     0.2       323    0.4          77    0.2
  Construction.........................     720      .6          698   0.7        ---     ---        18    ---         ---    ---
                                         ------    ----       -------  ---   --------     ----   ------   ----     -------   ----
     Total real estate loans...........  35,241    27.3       33,882  34.4     38,666     42.5   37,274   44.9      25,796   58.0
                                         ------   -----       ------- ----    -------     ----   ------   ----     -------   ----
 Consumer..............................   1,533     1.2          748   0.8        954      1.0      684    0.8          51    0.1
 Commercial business...................  14,678    11.4        6,610   6.7      4,293      4.7    3,399    4.2       1,012    2.3
                                         ------               ------  ----   --------     ----    -----   ----    --------    ---
     Total adjustable-rate loans.......  51,452    39.9       41,240  41.9     43,913     48.2   41,357   49.9      26,859   60.4
                                        -------    ----       ------  ----    -------     ----   ------   ----     -------   ----
     Total loans....................... 129,063   100.0%      98,385 100.0%    91,028    100.0%  82,858  100.0%     44,481  100.0%
                                                  -----              =====               =====           =====              -----


 Loans in process......................     (10)                 (23)                     (29)              (6)            (504)
 Deferred fees and discounts...........      44                   26                      (68)            (323)              31
 Allowance for loan losses.............  (1,289)                (861)                    (831)            (801)            (286)
                                        -------               -------                 --------          ------          --------
    Total loans receivable, net........$127,808              $97,527                  $90,100          $81,728          $43,722
                                        =======              =======                  =======          =======          ========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                     Real Estate                                                         Commercial
                     -------------------------------------------------------                ----------------------------------------
                        One to Four     Multi-family
                          Family        and Commercial    Construction     Consumer         Business         Other         Total
                     --------------------- ----------------------------------------------------------------------------------------
                               Weighted        Weighted        Weighted         Weighted         Weighted       Weighted    Weighted
                               Average         Average         Average          Average          Average        Average      Average
                       Amount  Rate    Amount  Rate    Amount  Rate     Amount  Rate     Amount  Rate    Amount Rate    Amount  Rate
                     --------------------- ------------------------------- ---------------------------------------------------------
                                                                           (Dollars in Thousands)
           Due

Within one year(1)...$ 1,374   9.1%     891   9.2%    1,181    8.9%    $ 4,256   8.8%  $10,740   9.3%    $235   11.3% $18,677   9.2%
One to two years.....    690   9.5      245   9.2        44   11.0       1,192  11.4     2,021   8.5        1   10.0    4,193   9.6
Two to three years...  1,093   7.7      306   8.3       ---    ---       2,416  10.6       884   8.2       14   8.3     4,713   9.3
Three to five years..  2,227   8.8    2,198   8.1       247    9.5       4,803   9.2     5,967   9.0      ---   ---    15,442   8.9
Five to ten years.... 11,163   8.1    7,306   9.0       270   10.0         568   9.5     2,586   9.3      ---   ---    21,893   8.6
Ten to 15 years...... 22,852   7.9    4,932   9.4       779    9.3         547   9.0     1,489   9.0      ---   ---    30,599   8.3
Over 15 years........ 32,529   7.7      824   8.7       149    9.5          44   7.6       ---   ---      ---   ---    33,546   7.7
                      ------            ---               ---                 --         -----           ----          ------
  Totals.............$71,928        $16,702            $2,670            $13,826       $23,687           $250        $129,063
                     =======        =======            ======            =======       =======           ====        ========


(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after March 31, 2001 which have predetermined interest rates is $65.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $45.0 million.

     Under Federal law, the aggregate amount of loans that Classic Bank and Paintsville Bank are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a readily marketable value). At March 31, 2000, based on the above, Classic Bank's and Paintsville Bank's regulatory loans-to-one-borrower limits were approximately 1.2 million and $990,000, respectively. On the same date, neither institution had borrowers with outstanding balances in excess of this amount. When aggregated, the Company can make loans to one borrower in the total amount of $2.2 million. The Company's largest dollar amount outstanding to one borrower or, group of related borrowers, was $2.0 million. This borrowing represents commitments to a local waste refusal development company with a substantial guarantor.

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

     One- to Four-Family Residential Real Estate Lending. A significant portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the Company's one- to four-family residential mortgage originations are secured by properties located in its market area. In addition, substantially all mortgage loans originated by the Company are retained and serviced by it. At March 31, 2000, $71.9 million, or 55.7% of the Company's loan portfolio, consisted of mortgage loans on one- to four-family residences, including a number of loans secured by non-owner occupied properties.

     Since the early 1980s, Classic Bank has offered adjustable-rate mortgage ("ARM") loans at rates and on terms determined in accordance with market and competitive factors. Prior to April 1995, Classic Bank utilized a variety of ARM loan products. Most of these loans provided for a 1.0% maximum annual cap and a life-time cap of 5.0% over the initial rate and adjusted to a stated margin over either the National Monthly Median Cost of Funds Index or the National Average Interest Contract Rate on the Purchase of Previously Occupied Homes for All Major Types of Lenders (collectively, the "Cost of Funds Indices"). Because these indices generally react more slowly to changes in interest rates as compared to other indices commonly used for ARMs (including those based on rates paid on U.S. Treasury securities), during a period of rising interest rates, the use of these lagging indices results in Classic Bank's adjustable-rate loans repricing upward a slower rate which could result in a reduction in interest rate spread. At March 31, 2000, Classic Bank had $7.3 million of ARM loans representing 10.1% of the one- to four-family loan portfolio, which reprice based upon one of the Cost of Funds Indices. On the same date, these loans had a weighted average yield of 6.4% and a weighted average contractual term to maturity of 175 months.

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

     In order to increase the interest rate sensitivity of its ARMs, the Company currently requires that ARM loans adjust in accordance with the one-year U.S. Treasury Constant Maturity Index. At March 31, 2000, the Company had $19.4 million of ARM loans which reprice based upon this index. However, since these loans generally provide for a 1.0 - 2.0% maximum annual cap and a lifetime cap of 5.0 - 6.0% over the initial rate, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Currently, none of the ARM loans originated provide for a minimum interest rate or are convertible to fixed-rate loans.

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

     Commercial and Multi-Family Real Estate Lending. The Company has increased its commercial and multi-family real estate lending in recent years as a part of its strategy to increase the yield and reduce the term of its lending portfolio. The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the property securing the loan. The Company's commercial and multi-family real estate loan portfolio includes loans secured by apartment buildings, office and professional buildings, medical facilities, churches and other non-residential properties, almost all of which are located in the Company's market area. At March 31, 2000, the Company had $15.2 million in commercial real estate loans representing 11.8% of the Company's total loan portfolio, and $1.5 million in multi-family loans, or 1.2% of the Company's total loan portfolio. At March 31, 2000, the Company had two commercial real estate or multi-family loans with a book value in excess of $750,000. One of these loans was secured by an owner-occupied corporate headquarters and had an aggregate book value of $900,000 and the remaining loan was secured by a medical office building and had a total book value of $700,000.

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

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At March 31, 2000, the Company had no multi-family loans and no commercial real estate loans which were 90 days or more delinquent.

     Construction Lending. The Company originates construction loans for the construction of residential and commercial real estate. At March 31, 2000, the Company's construction loan portfolio totaled $2.7 million, or 2.0% of its total loan portfolio.

     Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically run up to six months. These construction loans have rates and terms comparable to one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied, single-family construction loans is 80%. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At March 31, 2000, there were $1.2 million gross residential construction loans outstanding.

     From time to time, subject to market conditions, the Company originates construction loans to builders of one- to four-family residences. Such loans generally have terms of up to six months and require the payment of interest only for the loan term. The maximum loan to value ratio on builder loans is 80%.

The Company generally limits loans to builders for the construction of homes for sale to one home per builder. At March 31, 2000, the Company had $355,000 in construction loans to builders of one- to four-family residences.

     The Company also originates a limited number of loans for the construction of commercial real estate on which the owner is the primary tenant. Such loans typically carry adjustable rates and convert to permanent loans following completion of the construction period. Commercial real estate construction loans are generally underwritten pursuant to the same guidelines utilized for commercial real estate loans. At March 31, 2000, the Company had no commercial construction loans.

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

     Consumer Lending. At March 31, 2000, consumer loans totaled $14.1 million, or 10.9% of the Company's total loan portfolio. In order to increase the yield and interest rate sensitivity of its loan portfolio and as part of its community bank-oriented strategy, the Company has sought to increase the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing and home equity lending. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. During fiscal 2000, consumer loans increased by $6.3 million as a result of the implementation of this strategy.

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

     Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2000, the Company had $10,000 of non-performing consumer loans and $40,000 of consumer assets acquired by foreclosure. In view of the projected increase in the amount and scope of the Company's consumer lending activities, there can be no assurance that delinquencies in the consumer loan portfolio will not increase in the future.

     Commercial Business Lending. The Company also originates a significant volume of secured and unsecured commercial business loans to local businesses. These loans generally carry higher interest rates and have shorter terms to maturity than the Company's residential loans. Such loans also strengthen community ties and present attractive opportunities for cross selling the Company's other financial products. The Company generally seeks to make commercial business loans on a "relationship" rather than a "transaction" basis. At March 31, 2000, the Company's commercial business loans totaled $23.7 million, or 18.4% of total loans. In addition, as of such date, the Company had $9.3 million of unfunded commercial business loan commitments.

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

Originations, Purchases and Sales of Loans

     Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. The Company's ability to originate loans is dependent upon customer demand for loans in its market area and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio, other than loans participated to other financial institutions as a result of a borrower's total indebtedness exceeding the Company's lending limits.

     The Company also takes residential loan applications for a Kentucky mortgage banker. Although the Company does not make the subject loans, the Company receives an origination fee on any loan actually funded by the mortgage banker. These loans are offered to customers seeking to receive "secondary market rates" on their residential loans.

     From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Note 3 to the Notes to Consolidated Financial Statements contained in Exhibit 13.

     The following table shows the loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                                        Year Ended March 31,
                                                                             ------------------------------------------
                                                                             2000               1999               1998
                                                                             ----               ----               ----
                                                                                          (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...........................             $4,451            $ 3,950           $  5,362
                 - multi-family...............................                 61                ---                ---
                 - commercial.................................              5,247              2,174              2,667
                 - construction...............................                 20              1,119                156
  Non-real estate - consumer..................................              1,154                496                690
                 - commercial business........................             17,152              4,060             11,159
                                                                           ------            -------            -------
         Total adjustable-rate loans..........................             28,085             11,799             20,034
                                                                           ------             ------            -------
 Fixed rate:
  Real estate - one- to four-family...........................             14,301             12,275             10,414
                 - multi-family...............................                ---                ---                572
                 - commercial.................................              3,895              2,476              1,465
                 - construction...............................              2,226              1,374              1,462
  Non-real estate - consumer..................................             11,199              7,720              5,376
                 - commercial business........................              6,260              8,831              5,852
                 - commercial agriculture.....................                 17                 17                ---
                                                                          -------            -------           --------
         Total fixed-rate loans...............................             37,898             32,693             25,141
                                                                           ------             ------            -------
         Total loans originated...............................             65,983             44,492             45,175
                                                                           ------             ------            -------

Purchases:
 Real estate - commercial.....................................                ---              1,240                ---
 Non-real estate - commercial.................................                ---                 48                ---
                                                                        --------             -------           --------
         Total purchases......................................                ---              1,288                ---

Participations sold:
 Real estate - commercial.....................................                ---                525                ---
 Non-real estate - commercial business........................                526              1,533                ---
                 - other......................................                ---                ---                ---
                                                                           ------            -------           --------
         Total participations sold............................                526              2,058                ---

Repayments:
  Real estate - one- to four-family...........................             11,432             20,400             12,338
                 - multi-family...............................                134                318                179
                 - commercial.................................              4,670              4,199              2,039
                 - construction...............................              2,197                406              2,024
  Non-real estate - consumer..................................              8,307              6,607              5,789
                 - commercial business........................             16,738              3,601             14,863
                 - other......................................                288                923                ---
                                                                           ------           --------           --------
   Total principal repayments.................................             43,766             36,454             37,232
                                                                           ------             ------           --------
Increase (decrease) in other items, net.......................                 (5)                89                227
  Acquisition of Citizens Bank................................              8,992               ---                 ---
                                                                          -------         ----------           --------
         Net increase (decrease)..............................            $30,678            $ 7,357           $ 8,170
                                                                           ======            =======           ========

                                       14

Delinquencies and Non-Performing Assets

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. The Company sends late notices on all loans past due (10 to 15 days, depending on the type of loan) and imposes late fees past the grace periods. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 90 days, the Company initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. By policy, when a loan becomes delinquent 90 days or more, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis although many times any payment received during the non-accrual period may be applied directly to the principal balance. Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established (normally six payments). All commercial loans made since January 1, 1997 carry a default rate clause which can increase the interest rate by two percent upon default.

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

         The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 2000.

                                         Loans Delinquent For:
                         -------------------------------------------------------------
                               60 -89 Days                  90 Days and Over                  Total Delinquent Loans
                         -------------------------------------------------------------    ------------------------------
                                             Percent                          Percent                          Percent
                                             of Loan                          of Loan                          of Loan
                         Number    Amount    Category     Number    Amount    Category     Number    Amount    Category
                         ------    ------    --------     ------    ------    --------     ------    ------    --------
                                                            (Dollars in Thousands)
Real Estate:
One- to four-family...    4        $72          .1          2       $135         .2          6       $207         .3
Commercial............  ---        ---         ---        ---        ---        ---        ---        ---        ---
Consumer..............    1          1         ---          3         10         .1          4         11         .1

Commercial............  ---        ---         ---        ---        ---        ---        ---        ---        ---
                                   $73          .1                  $145         .1                  $218         .2
                                   ===                              ====                             ====

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

         On the basis of management's review of its assets, at March 31, 2000, the Company had the following classified assets:


                                                                  March 31, 2000
                                                                  (In Thousands)
Substandard...................................................        $1,575
Doubtful......................................................           202
Loss..........................................................           ---
Special Mention...............................................         1,176
                                                                       -----
     Total....................................................        $2,953
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


                                                                                 March 31,
                                                        ----------------------------------------------------------
                                                          2000        1999         1998        1997         1996
                                                        ------------------------ ---------------------------------
                                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................      $296       $  97         $296         $465        $552
  Multi-Family.......................................       ---         ---          ---           32         ---
  Commercial real estate.............................       134         ---          ---           62          43
  Consumer...........................................       ---         ---           12          ---         ---
  Commercial business................................       190         218          ---          ---         ---
                                                            ---         ---        -----        -----       -----
     Total...........................................       620         315          308          559         595

Accruing loans delinquent 90 days or more:
  One- to four-family................................       143          86           13           57         ---
  Commercial real estate.............................       ---         ---            7           90         ---
  Consumer...........................................        10           5            5            3         ---
  Credit Card........................................       ---         ---          ---            7         ---

Foreclosed assets:
  One- to four-family................................        62          32           35           92           5
  Commercial real estate.............................       194         194          194          244         ---
  Consumer...........................................        40         ---          ---           24         ---
                                                             --       -----       ------         ----      ------

Total non-performing assets..........................    $1,069        $632         $562       $1,076        $600
                                                         ======        ====         ====       ======        ====
Total as a percentage of total assets................       0.6%        0.4%         0.4%         0.8%        0.9%
                                                            ===         ===          ===          ===         ===


     For the year ended March 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $72,000. The amount that was included in interest income on such loans was $5,000 for the year ended March 31, 2000. The average balance of non-accrual loans for the year ended March 31, 2000 was $553,000. The allowance for loan losses on non-accrual loans amounted to $19,000 at March 31, 2000.

     At March 31, 2000, the Company's non-accruing loans included eight loans secured by single-family real estate totaling $208,000, one loan secured by residential undeveloped land totaling $88,000, one commercial real estate loan for $134,000 secured by a gas station and convenience store, and one unsecured commercial business loan for $190,000. At March 31, 2000, real estate owned included a vacant lot valued at $194,000 and four single family homes valued at $62,000.

     Other Assets of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 2000, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management considers non-performing and "of concern" assets in establishing its allowance for loan losses.

     Allowance for Loan Losses. The following table sets forth an analysis of the allowance for loan losses.



                                                                                 Year Ended March 31,
                                                                     -----------------------------------------------
                                                                     2000       1999       1998      1997       1996
                                                                     -----------------------------------------------
                                                                                   (Dollars in Thousands)
Balance at beginning of period................................       $861       $831       $801      $286       $311
                                                                     ----       ----       ----      ----       ----
Acquisition of Citizens Bank..................................        506        ---        ---       ---        ---
Acquisition of Paintsville Bank...............................        ---        ---        ---       526        ---
Charge-offs:
  One- to four-family.........................................        139         23         49        17         44
  Multi-family................................................        ---        ---        ---       ---        149
  Commercial real estate......................................          4        ---        ---       ---         21
  Commercial business.........................................        155          8          1        45        ---
  Consumer....................................................         71         84        102        76        ---
  Credit cards................................................          2          2         21        15        ---
                                                                    -----     ------      -----      ----      -----
      Total charge-offs.......................................        371        117        173       153        214
                                                                      ---       ----       ----      ----       ----

Recoveries:
  One- to four-family.........................................          8         15        ---         3         12
  Multi-family................................................        ---        ---        ---       ---          9
  Commercial business.........................................         27        ---         26        17        ---
  Consumer....................................................         34         32         16        16        ---
  Credit cards................................................          1        ---          3         1        ---
                                                                     ----     ------      -----     -----      -----
      Total recoveries........................................         70         47         45        37         21
Net charge-offs...............................................        301         70        128       116        193
                                                                      ---      -----       ----      ----       ----
Additions charged to operations...............................        223        100        158       105        168
                                                                      ---       ----       ----      ----       ----
Balance at end of period......................................     $1,289       $861      $ 831      $801       $286
                                                                   ======       ====      =====      ====       ====

Ratio of net charge-offs during the period to average loans
    outstanding during the period.............................      0.2 %       0.1%       0.1%      0.2%       0.5%
                                                                    ====       ====      =====       ===        ===


Ratio of net charge-offs during the period to average non-
    performing assets.........................................     30.0 %       9.3%      15.4%      9.6%      25.4%
                                                                   =====       ====       ====       ===       ====


     The distribution of the allowance for loan losses at the dates indicated is summarized as follows:


                                                                                              March 31,
                                  2000                         1999                           1998                          1997
                      ------------------------------------------------------------------------------------------------------------
                                          Percent                        Percent                       Percent
                                          of Loans                       of Loans                      of Loans
                                 Loan     in Each              Loan      in Each              Loan     in Each              Loan
                      Amount of  Amounts  Category  Amount of  Amounts   Category  Amount of  Amounts  Category  Amount of  Amounts
                      Loan Loss  by       to Total  Loan Loss  by        to Total  Loan Loss  by       to Total  Loan Loss  by
                      Allowance  Category Loans     Allowance  Category  Loans     Allowance  Category Loans     Allowance Category
                      ---------- --------------------------------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)
One- to four-family...  $185     $71,928    55.7%    $180       $61,992    63.0%    $221        $66,078  72.6%    $88       $62,413
Multi-family..........   ---       1,486     1.2      ---         1,179     1.2        2          1,497   1.6       3         1,104
Commercial real estate    99      15,216    11.8       34        10,136    10.3       45          8,970   9.9      67         6,877
Construction..........   ---       2,670     2.0      ---         2,513     2.6      ---            426   0.5     ---           832
Consumer..............    97      14,076    10.9       60         7,801     8.0       35          7,115   7.8      14         6,838
Commercial business...   431      23,539    18.3       80        14,747    14.9       52          6,942   7.6      22         4,794
Commercial agriculture   ---         148      .1      ---            17     ---      ---            ---   ---     ---           ---
Unallocated...........   477         ---     ---      507           ---     ---      476            ---   ---     607           ---
                         ---         ---     ---     ----       -------    -----    ----        -------  ----    ----       -------
     Total............$1,289    $129,063   100.0%    $861       $98,385   100.0%    $831        $91,028 100.0%   $801       $82,858
                      ======    ========   =====     ====       =======   =====     ====        ======= =====    ====       =======




                                               1996
                         -----------------------------------------
                         Percent                        Percent
                         of Loans                       of Loans
                         in Each              Loan      in Each
                         Category  Amount of  Amounts   Category
                         to Total  Loan Loss  by        to Total
                         Loans     Allowance  Category  Loans
                         -------- -----------------------------

One- to four-family...    75.3%    $ 59       $38,944    87.5%
Multi-family..........     1.3      ---           215     0.5
Commercial real estate     8.3        4         2,509     5.7
Construction..........     1.0      ---         1,132     2.5
Consumer..............     8.3      ---           618     1.4
Commercial business...     5.8      ---         1,063     2.4
Commercial agriculture     ---      ---           ---     ---
Unallocated...........     ---      223           ---     ---
                          -----     ----       -------    ----
     Total............   100.0%    $286       $44,481   100.0%
                         =====     ====       =======   =====

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

Investment Activities

     General. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. The Company's securities are classified into three categories: trading, held to maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At March 31, 2000, the Company had no securities which were classified as trading. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 2000, $26.9 million of investment securities or mortgage-backed and related securities were classified as available-for-sale.

     The Company must maintain minimum levels of investments and other assets that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Classic Bank has maintained liquid assets at levels significantly above the minimum requirements imposed by the regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At March 31, 2000, the liquidity ratio (defined as cash and other financial assets maturing within one year) was 4.87%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" contained in Exhibit 13.

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

     The  Company   invests  in  liquidity   investments   and  in  high-quality
investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for FHLB borrowing and public funds deposited with the Company. Investment securities may also be used to adjust the term to repricing of the Company's assets. At March 31, 2000, the Company's investment securities portfolio totaled $25.1 million. At March 31, 2000, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 3 of the Notes to the Consolidated Financial Statements in Exhibit 13 for additional information regarding the Company's investment securities portfolio.

     The following table sets forth the composition of the Company's securities at the dates indicated. All investment securities held by the Company were classified as available for sale.


                                                                               March 31,
                                                          2000                   1999                  1998
                                                 ---------------------- ------------------------------------------
                                                   Carrying     % of     Carrying      % of     Carrying     % of
                                                     Value      Total      Value       Total      Value      Total
                                                                        (Dollars in Thousands)
Investment securities:
  U.S. government securities..................... $   995        4.0     $ 1,017        3.8      $1,275        6.5
  Federal agency obligations.....................   3,202       12.7       3,032       11.5       7,826       40.2
  Municipal bonds................................  14,931       59.4      15,872       59.8       8,804       45.2
  Other debt securities..........................   3,987       15.9       4,449       16.8         272        1.4
  Other equity securities........................     558        2.2         771        2.9         ---        ---
FHLB and FRB stock...............................   1,462        5.8       1,385        5.2       1,297        6.7
                                                  -------        ---     -------      -----     -------       ----
     Total securities and FHLB and FRB stock..... $25,135      100.0%    $26,526      100.0%    $19,474      100.0%
                                                  =======      =====     =======      =====     =======      =====

Average remaining life of investment securities..  14 yrs                 12 yrs                 10 yrs

Other interest-earning assets:
  Interest-bearing deposits with banks........... $    60       31.4%    $   133        8.7%    $   410       26.6%
  Federal Funds Sold and securities purchased
   under agreement to resell.....................     131       68.6       1,398       91.3       1,131       73.4



     The composition and maturities of the securities portfolio, excluding FHLB and FRB stock, are indicated in the following table.


                                                                     March 31, 2000
                                      ---------------------------------------------------------------------------
                                      Less Than      1 to 5       5 to 10        Over
                                       1 Year         Years        Years       10 Years        Total Securities
                                                                                          ---------------------
                                      Carrying      Carrying     Carrying      Carrying     Carrying       Market
                                        Value         Value        Value         Value        Value         Value
                                      ---------------------------------------------------------------------------
                                                                 (Dollars in Thousands)

U.S. government securities..........   $496          $  499      $  ---        $   ---      $   995       $   995
Federal agency obligations..........    ---             ---       3,202            ---        3,202         3,202
Municipal bonds.....................     45           2,092       2,896          9,898       14,931        14,931
Corporate debt securities...........    ---             ---         ---          3,987        3,987         3,987
Corporate equity securities.........    ---             ---         ---            558          558           558
                                       ----          ------      ------         ------      -------      --------
Total securities....................   $541          $2,591      $6,098        $14,443      $23,673       $23,673
                                       ====          ======      ======        =======      =======      ========

Weighted average yield(1)...........    4.8%            6.8%        7.8%           7.6%         7.5%          7.5%



(1) Yields have been computed on a tax-equivalent basis.

     See Note 3 of the Notes to the Consolidated Financial Statements contained in Exhibit 13 for a discussion of the Company's securities portfolio.

     Mortgage-Backed and Related Securities. In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

     Consistent with its asset/liability management strategy at March 31, 2000, $1.3 million, or 39.1% of the Company's mortgage-backed and related securities, have adjustable interest rates. For information regarding the mortgage-backed and related securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     As of March 31, 2000, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for federal agency obligations.

     In addition to its conventional  mortgage-backed  securities,  from time to time, the Company invests in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change. At March 31, 2000, the Company had $428,000 of CMOs.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy requires Classic Bank and Paintsville Bank to annually test their CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At March 31, 2000, none of the Company's mortgage-backed securities were classified as "high-risk."

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 2000.


                                                                                       March 31, 2000
                                    Over 1 to 5   Over 5 to   Over 10 to     Over 20       Balance
                                       Years      10 Years     20 Years       Years      Outstanding
                                   ------------ ------------ ------------ ------------ -------------
                                                             (in Thousands)
Freddie Mac.......................   $  ---      $   694      $   ---        $ ---       $     694
Fannie Mae........................      ---          ---          782          667           1,449
GNMA..............................      ---          ---          ---          486             486
Other.............................      ---          ---          173          ---             173
CMOs and REMICs...................      ---          428          ---          ---             428
                                     ------         ----          ---       ------             ---

     Total........................  $   ---      $ 1,122      $   995       $1,153       $   3,230
                                     ======       ======      =======       =======          =====

     At March 31, 2000, the dollar amount of all mortgage-backed and related securities due after March 31, 2001, which had fixed interest rates and floating or adjustable rates totaled $1.9 million and $1.3 million, respectively.

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

     The following table sets forth the composition of the mortgage-backed securities at the dates indicated.


                                                                               March 31,
                                                 -----------------------------------------------------------------
                                                          2000                   1999                  1998
                                                 -----------------------------------------------------------------
                                                  Amortized   Market     Amortized   Market    Amortized    Market
                                                    Cost       Value       Cost       Value      Cost        Value
                                                 -----------------------------------------------------------------
                                                                        (Dollars in Thousands)
Mortgage-backed securities available for sale:
 Freddie Mac.....................................   $1,210     $1,181     $   891    $   904     $2,989      $3,031
 Fannie Mae......................................    1,468      1,449       2,473      2,436      2,546       2,546
  Other..........................................      175        172         712        713        828         826
  CMOs/REMICs....................................      439        428         439        426      1,442       1,428
                                                  --------  ---------    --------    -------     ------      ------
       Total mortgage-backed securities..........   $3,292     $3,230      $4,515     $4,479     $7,805      $7,831
                                                    ======     ======      ======     ======     ======      ======




     The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.


                                                                                          Year Ended March 31,
                                                               ---------------------------------------------------------------------
                                                                             2000               1999               1998
                                                               ---------------------------------------------------------------------
                                                                                           (In Thousands)
  Purchases:
  Adjustable-rate(1)..........................................           $    ---          $     ---         $      ---
  Fixed-rate(1)...............................................                ---              3,840              1,744
  CMOs and REMICs.............................................                ---                ---                438
                                                                       ----------           --------            -------
         Total purchases......................................                ---              3,840              2,182
                                                                       ----------              -----             ------

Sales:
  Adjustable-rate(1)..........................................                ---                685                ---
  Fixed-rate(1)...............................................                ---              3,387                ---
  CMOs and REMICs.............................................                ---              1,003              1,012
                                                                      -----------             ------             ------
         Total sales..........................................                ---              5,075              1,012
                                                                      -----------              -----              -----

Principal repayments..........................................             (1,176)            (1,982)            (1,285)
Other increases (decreases), net..............................               ( 47)               (73)               (20)
                                                                        ----------         ----------           --------
     Net increase (decrease)..................................            $(1,223)           $(3,290)            $ (135)
                                                                          =======            =======             ======


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

     The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 2000, the amount of public funds on deposit with the Company was $11.6 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to attract such funds.

     The Company currently manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 6 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the savings flows at the Company during the periods indicated.


                                                                                     Year Ended March 31,
                                                                      ------------------------------------------------
                                                                         2000              1999               1998
                                                                      ------------------------------------------------
                                                                                    (Dollars in Thousands)

Opening balance...............................................          $117,732          $104,927          $100,519
Acquisition of Citizens Bank..................................            11,982               ---               ---
Deposits......................................................         1,080,662           741,087           507,555
Withdrawals...................................................        (1,079,392)         (731,714)         (506,091)
Interest credited.............................................             3,913             3,432             2,944
                                                                      ----------       -----------        ----------

Ending balance................................................          $134,897          $117,732          $104,927
                                                                        ========          ========          ========

Net increase (decrease).......................................           $17,165         $  12,805        $    4,408
                                                                         =======         =========        ==========

Percent increase (decrease)...................................             14.6 %             12.2%              4.4%
                                                                           =====              ====               ===

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.


                                                                          As of March 31,
                                              ---------------------------------------------------------------------
                                                        2000                   1999                    1998
                                              ---------------------------------------------------------------------
                                                            Percent                Percent                 Percent
                                                 Amount     of Total    Amount     of Total     Amount     of Total
                                                                      (Dollars in Thousands)
Deposits:

Non-interest bearing demand deposits..........     $14,749    10.9%      9,600       8.2%      $ 10,152      9.7%
Interest bearing demand deposits - 2.4%(1)....      22,195    16.4      15,919      13.5         10,281      9.8
Savings Accounts - 2.7%(1)....................      12,736     9.4      12,156      10.3         10,722     10.2
Money Market Accounts - 3.3%(1)...............      10,877     8.2       7,599       6.5          9,331      8.9
                                                ----------    ----      ------      ----       --------     ----
     Total Deposits...........................     $60,557    44.9%   $ 45,274      38.5%      $ 40,486     38.6%
                                                 =========    ====     =======      ====       ========     ====

Certificates:

0.00 -  4.00%.................................      $1,055      .8$      1,389       1.2 $        1,128      1.1
4.01 -  6.00%.................................      61,018    45.2      68,356      58.0         50,657     48.2
6.01 -  8.00%.................................      12,267     9.1       2,713       2.3         12,556     12.0
8.01 - 10.00%.................................         ---     ---         ---       ---            100      0.1
                                                 ---------    ----    --------     -----         ------    -----
Total Certificates............................      74,340    55.1      72,458      61.5         64,441     61.4
                                                 ---------    ----    ---------    -----       --------     -----
     Total Deposits...........................    $134,897   100.0%   $117,732     100.0%      $104,927     100.0%
                                                  ========   =====    ========     =====       ========     =====

(1) Interest rate offered at March 31, 2000.

     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 2000.


                                         0.00-      4.01-         6.01-         8.01-                  Percent
                                         4.00%       6.00%         8.00%      or greater      Total    of Total
                                     ----------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:
June 30, 2000........................   $1,045     $ 16,979        $1,129         $---      $19,153      25.7%
September 30, 2000...................       10       12,965           391          ---       13,366      18.0
December 31, 2000....................      ---       10,873           532          ---       11,405      15.3
March 31, 2001.......................      ---        8,417         5,212          ---       13,629      18.3
June 30, 2001........................      ---        3,827         1,714          ---        5,541       7.5
September 30, 2001...................      ---        3,915         1,180          ---        5,095       6.9
December 31, 2001....................      ---          445         1,252          ---        1,697       2.3
March 31, 2002.......................      ---          734           335          ---        1,069       1.4
June 30, 2002........................      ---          860           ---          ---          860       1.2
September 30, 2002...................      ---          374            56          ---          430        .6
December 31, 2002....................      ---          159            11          ---          170        .2
March 31, 2003.......................      ---          142            72          ---          214        .3
Thereafter...........................      ---        1,328           383          ---        1,711       2.3
                                        ------    ---------    ----------    ----------   ----------      ----
 Total.............................     $1,055      $61,018       $12,267           ---      $74,340     100.0
                                        ======      =======      ========    ==========      =======     =====

   Percent of total..................      1.4%        82.1%         16.5%          ---%       100.0%

     The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 2000.


                                                                           Maturity
                                                       --------------------------------------------------
                                                                       Over         Over
                                                        3 Months      3 to 6       6 to 12       Over
                                                         or Less      Months       Months      12 months      Total
                                                       ---------------------------------------------------------------
                                                                               (In Thousands)

Certificates of deposit less than $100,000...........    $12,690       $9,668      $16,489      $11,332      $50,179
Certificates of deposit of $100,000 or more..........      5,894        2,957        8,096        5,327       22,274
Public funds.........................................        569          741          449          128        1,887
                                                       ---------    ---------  -----------   ----------  -----------
Total certificates of deposit........................    $19,153      $13,366      $25,034      $16,787      $74,340
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

     FHLB borrowings are also used to fund loan demand and other investment opportunities and to offset deposit outflows. At March 31, 2000, the Company had $17.1 of FHLB advances outstanding. See Note 7 of the Notes to the Consolidated Financial Statements contained in Exhibit 13.

     The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.


                                                                                     Year Ended March 31,
                                                                         ------------------------------------------
                                                                            2000             1999             1998
                                                                         ------------------------------------------
                                                                                        (In Thousands)
Maximum Balance:
  Repurchase agreements.........................................           $4,251           $3,516           $3,681
  Federal funds purchased.......................................              749            1,333              ---
Other Borrowings
     Treasury tax and loan note.................................              897              428              704
     Notes payable..............................................              536              550              650
     FHLB advances..............................................          $17,075           $5,520           $8,378

Average Balance:
  Repurchase agreements.........................................            2,989            2,409            3,589
  Federal funds purchased.......................................              263              559              ---
Other Borrowings
     Treasury tax and loan note.................................              468              143              317
     Notes payable..............................................              210              348              613
     FHLB advances..............................................            8,930            1,797            5,813

Weighted average interest rate..................................              4.9%             5.3%             6.0%

     The following table sets forth certain information as to the Company's borrowings at the dates indicated.


                                                                                      March 31,
                                                               -----------------------------------------------
                                                                     2000              1999               1998
                                                               ----------------- ----------------- -----------
                                                                                (Dollars in Thousands)
Repurchase agreements........................................      $2,652            $2,099             $3,522
Federal funds purchased.......................................         36               718                ---
Other Borrowings
Treasury tax and loan note..................................          574                85                274
  Notes payable...............................................        ---               ---                550
  FHLB advances...............................................    $17,075           $   388                ---
                                                                  -------            ------            -------
Total Borrowings..............................................    $20,337            $3,290             $4,346
                                                                  =======            ======             ======

Weighted average interest rate of repurchase
agreements and federal funds purchased........................        5.7%              4.7%               5.4%
Weighted average interest rate of
other borrowings..............................................        6.3%              6.1%               7.5%


Trust Services

     In order to generate fee income and provide a broad range of services to its customers, Paintsville Bank provides a variety of trust services to its customers. Such services include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal 2000, gross trust fees were less than $1,000.

Subsidiary Activities

     Federal Savings Associations. As a federally chartered savings bank, Classic Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At March 31, 2000, Classic Bank had no subsidiaries.

     National Banks. A national bank may establish an operating subsidiary to engage in activities incidental to the business of banking. There are no investment or geographic limitations on the establishment of a national bank operating subsidiary. At March 31, 2000, Paintsville Bank had no subsidiaries.

Competition

     The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, savings institutions, credit unions and mortgage bankers which also make loans to borrowers located in the Company's primary market area. At March 31, 2000, there were seven savings institutions, eight commercial banks and five credit unions located in Boyd, Johnson, Greenup and Carter Counties, Kentucky. On that date, the Company's market share of total loans in these counties was approximately 10.2%. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff. At March 31, 2000, the Company's share of deposits in the above market area was approximately 9%.

Employees

     At March 31, 2000, the Company and its subsidiaries had a total of 73 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Federal Regulation of Savings Associations and National Banks

     The  OTS  has   extensive   authority   over  the   operations  of  savings
associations. As part of this authority, Classic Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Classic Bank's OTS assessment for the fiscal year ended March 31, 2000 was $25,000.

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

     The OCC has extensive authority over the operations of national banks. As part of this authority, Paintsville Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC. Paintsville Bank's assessment for the fiscal year ended March 31, 2000 was $30,000.

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

     Classic Bank's and Paintsville Bank's general permissible lending limits for loans to one borrower are equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case each limit is increased to 25% of unimpaired capital and surplus). At March 31, 2000, Classic Bank's lending limit was $1.2 million. On such date, Classic Bank was in compliance with the loans-to-one-borrower limitation. At March 31, 2000, Paintsville Bank's lending limit was $990,000. On such date, Paintsville Bank was in compliance with this limit.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2000, Classic Bank had intangible assets of $3.1 million which represented goodwill.

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

     At March 31, 2000, Classic Bank had tangible capital of $7.1 million, or 7.2% of adjusted total assets, which is approximately $5.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 2000, Classic Bank had no intangibles which were subject to these tests.

     At March 31, 2000, Classic Bank had core capital equal to $7.1 million, or 7.2% of adjusted total assets, which is $4.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2000, Classic Bank had no capital instruments that qualify as supplementary capital and $764,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

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

     On March 31, 2000, Classic Bank had total capital of $7.8 million (including $7.1 million in core capital and $764,000 in qualifying supplementary capital) and risk-weighted assets of $66.6 million or total capital of 11.8% of risk-weighted assets. This amount was $2.5 million above the 8.0% requirement in effect on that date.

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

     The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMELS rating system for banks. National banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibless, other than certain purchased mortgage servicing rights, and purchased credit card receivables may be included in capital.

     The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations. At March 31, 2000, Paintsville Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", contained in Exhibit 13 to this Report and incorporated by reference herein, for additional information regarding Paintsville Bank's compliance with its capital requirements.

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

Limitations on Dividends and Other Capital Distributions

     OTS regulations permit federal savings associations, such as Classic Bank, to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years.

     National banks are subject to similar regulatory requirements.

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

Qualified Thrift Lender Test

     All savings associations, including Classic Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, Classic Bank met the test and has always met the test since its effectiveness.

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

     Classic Bank was examined for CRA compliance in July 1999 and received a satisfactory rating. Paintsville Bank was examined for CRA compliance in March 1999 and received a satisfactory rating.

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

Recent Legislation

     On November 12, 1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on the Company, although the anticipated creation of larger and stronger financial services competitors could materially affect the Company.

Holding Company Regulation

     General. Upon consummation of the acquisition of First Paintsville, the Company, as the sole shareholder of Paintsville Bank, became a bank holding company and registered as such with the Federal Reserve Board. Subsequently, the Company has elected to be treated as a financial holding company by the Federal Reserve Board. Financial holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board. As a financial holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under Federal Reserve Board policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

     Under the Bank Holding Company Act, a financial holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     The Bank Holding Company Act also prohibits a financial holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those involving banking, securities, insurance or merchant banking. The Company has no present plans to engage in any of the expanded activities permissible for a financial holding company.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2000, Classic Bank and Paintsville Bank were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

     Savings associations, such as Classic Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     As a national bank, Paintsville Bank is a member of the Federal Reserve System and owns stock in the Federal Reserve Bank of Cleveland in an amount equal to 3% of Paintsville Bank's paid in capital and surplus (an additional 3% will be subject to call by the Federal Reserve Bank of Cleveland). At March 31, 2000, Paintsville Bank was in compliance with this requirement.

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

     As members, Classic Bank and Paintsville Bank are required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 2000, Classic Bank had $822,000 in FHLB stock, which was in compliance with this requirement. On the same date, Paintsville Bank had $334,000 in FHLB stock, which was also in compliance with the requirement. In past years, Classic Bank and Paintsville Bank have received substantial dividends on their FHLB stock. Over the past five fiscal years, such dividends paid to Classic Bank and Paintsville Bank have averaged 6.9% to each institution and were 7.0% to each institution for fiscal 2000.

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

     For the fiscal year ended March 31, 2000, dividends paid by the FHLB of Cincinnati to Classic Bank and Paintsville Bank totaled $56,000 and $23,000, respectively, compared to $52,000 and $21,000, respectively, of dividends received in fiscal year 1999.

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

     Robert S. Curtis, age 50, is Executive Vice President and Senior Lending Officer of Classic Bank, a position he has held since May 1995. Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995. Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Company, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995. As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank's residential real estate loan portfolio in excess of $35.0 million. Mr. Curtis was employed by First American in 1973.

     Lisah M. Frazier, age 31, is Senior Vice President and Chief Financial Officer of Classic Bank, a position she has held since August 1995. Ms. Frazier became Senior Vice President, Treasurer and Chief Financial Officer of the Company in September 1995. Prior to joining Classic Bank in August 1995, Ms. Frazier served as Investment Coordinator of Trust Company of Kentucky, a subsidiary of Pikeville National Company, a multi-bank holding company based in Pikeville, Kentucky from June 1995 to August 1995. Prior to such time, Ms. Frazier served as Audit Specialist in the internal Audit Department of

Pikeville National Corporation from 1993 to 1995. Ms. Frazier also served as Senior Auditor with Kelley, Galloway & Company, an accounting firm located in Ashland, Kentucky from 1990 to 1993. Ms. Frazier is a Certified Public Accountant.

Item 2.     Description of Properties

     Classic Bank conducts its business at its office located at 344 Seventeenth Street, Ashland, Kentucky and at three branch offices located in Greenup, Carter and Boyd Counties. Classic Bank's 6,000 square foot headquarters office was acquired in 1963 and had a net book value of 348,000 at March 31, 2000. At March 31, 2000, the total net book value of the Company's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $5.1 million.

     In June 1994, Classic Bank acquired the 1,200 square foot office building and land located adjacent to its current office building at 1737 Carter Avenue in Ashland, Kentucky for a purchase price of $90,000. At March 31, 2000, the current book value of this building was approximately $85,000. Classic Bank's improvements to this building totaled approximately $8,000. This building, which is currently rented, is intended to be used for Classic Bank's future expansion.

     The Company's depositor and borrower customer files are maintained in-house at Paintsville In-house data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 2000 was approximately $200,000.

     Paintsville Bank's main office is located at 240 Main Street, Paintsville, Kentucky. This 8,400 square foot building was acquired by Paintsville Bank in 1933, and had a net book value of $228,000 at March 31, 2000. Paintsville Bank has a branch office located at 602 South Mayo Trail, Paintsville, Kentucky, which is in a 2,200 square foot building acquired by Paintsville Bank in 1971. The administrative office at 404 Euclid Avenue, Paintsville, Kentucky, a 6,700 square foot building that was acquired by Paintsville Bank in 1994, was sold in October 1999.

Item 3.     Legal Proceedings

     The Company, Classic Bank and Paintsville Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, Classic Bank and Paintsville Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial condition or results of operations on a consolidated basis.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     The information under the caption "Market Information" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 2000 included as Exhibit 13 to this Report, is incorporated herein by reference.

Item 6.     Management's Discussion and Analysis or Plan of Operation

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 2000 included as
Exhibit 13 to this Report, is incorporated herein by reference.

Item 7.    Financial Statements and Supplementary Data

     The consolidated financial statements and notes thereto contained in the portions of the Company's Annual Report to Stockholders for the year ended March 31, 2000 included as Exhibit 13 to this Report, are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which will be filed with the SEC.

Executive Officers

     Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

     Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in 2000, which will be filed with the SEC.


Item 10.    Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which will be filed with the SEC.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which will be filed with the SEC.

Item 12.    Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, which will be filed with the SEC.

Item 13.    Exhibits and Reports on Form 8-K

(a)      Exhibits

                                                                              Reference to
                                                                             Prior Filing or
   Regulation S-B                                                            Exhibit Number
   Exhibit Number                          Document                          Attached Hereto
         2          Plan of acquisition, reorganization, arrangement,             None
                    liquidation or succession
        3(a)        Articles of Incorporation                                       *
        3(b)        By-Laws                                                         *
         4          Instruments defining the rights of security holders,            *
                    including debentures
         9          Voting Trust Agreement                                        None
         10         Material contracts:

                       1996 Stock Option and Incentive Plan                        **
                       1996 Recognition and Retention Plan                         **
                       1998 Premium Price Stock Option Growth Plan                 ***
                       Employment Agreement with David B. Barbour                  **
                       Change in Control Severance Agreement with                 10.1
                       Robert L. Bayes
         11         Statement regarding computation of per share earnings         None
         13         Annual Report to Security Holders                              13
         16         Letter regarding change in certifying accountants             None
         18         Letter regarding change in accounting principles              None
         21         Subsidiaries of Registrant                                     21
         22         Published report regarding matters submitted to vote          None
                    of security holders
         23         Consents of Experts and Counsel                                23
         24         Power of Attorney                                             None
         27         Financial Data Schedule                                        27
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

(b)     Reports on Form 8-K

     During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated January 27, 2000 to report under Item 5 of Form 8-K the issuance of a press release announcing its earnings for the quarter ended December 31, 1999 and the declaration of a cash dividend.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CLASSIC BANCSHARES, INC.


                            By:    /s/ David B. Barbour
                            David B. Barbour, President, Chief Executive Officer and Director (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David B. Barbour                    /s/ C. Cyrus Reynolds
----------------------------------      ---------------------------------------
David B. Barbour, President, Chief      C. Cyrus Reynolds, Chairman of the Board
Executive Officer and Director
(Principal Executive and Operating
Officer)


Date:   June 28, 2000                   Date:      June 28, 2000





----------------------------------      ---------------------------------------
A. Bruce Addington, Director            Robert L. Bayes, Executive Vice
                                        President and Director


Date:      June 28, 2000                Date:      June 28, 2000





/s/ John W. Clark                       /s/ Lisah M. Frazier
----------------------------------      ---------------------------------------
John W. Clark, Director                 Lisah M. Frazier, Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                          Officer)


Date:      June 28, 2000                Date:     June 28, 2000






/s/ E. B. Gevedon, Jr.                  /s/Robert B. Keifer, Jr.
----------------------------------      ---------------------------------------
E. B. Gevedon, Jr., Director            Robert B. Keifer, Jr., Director


Date:      June 28, 2000                Date:      June 28, 2000





/s/ David A. Lang                        /s/ Jeffrey P. Lopez
----------------------------------      ---------------------------------------
David A. Lang, Director                 Jeffrey P. Lopez, Director


Date:   June 28, 2000                   Date:     June 28, 2000




/s/ Robert A. Moyer, Jr.
----------------------------------
Robert A. Moyer, Jr., Director


Date:     June 28, 2000

                                INDEX TO EXHIBITS



 Number

    10.1        Change in Control Severance Agreement

    13          Portions of Annual Report to Security Holders

    21          Subsidiaries of the Registrant

    23          Consent of Independent Auditors

    27          Financial Data Schedule

                                  EXHIBIT 10.1

                     CHANGE IN CONTROL SEVERANCE AGREEMENT

                      CHANGE IN CONTROL SEVERANCE AGREEMENT


     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT ("Agreement") is made and entered into as of this 18th day of November, 1996, by and between FIRST NATIONAL BANK OF PAINTSVILLE, PAINTSVILLE, KENTUCKY, a national bank (which, together with any successor thereto which executes and delivers the assumption agreement pro vided for in Section 11(a) hereof or which otherwise becomes bound by the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Robert L. Bayes (the "Employee") whose residence address is Box 667, Paintsveile, Kentucky.

     WHEREAS, the Employee is currently serving as the President and Chief Executive Officer of the Bank; and

     WHEREAS, the Bank has been acquired by and become the wholly owned subsidiary of Classic Bancshares, Inc. (the "Holding Company"); and

     WHEREAS, the Board of Directors of the Bank recognizes that, as is the case with publicly held corporations generally, the possibility of a change in control of the Holding Company may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management personnel to the detriment of the Bank and its stockholder; and

     WHEREAS, the Board of Directors of the Bank believes it is in the best interests of the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Employee to his assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Holding Company, although no such change is now contemplated; and

     WHEREAS, the Board of Directors of the Bank has approved and authorized the execution of this Agreement with the Employee to take effect as stated in
Section 1 hereof;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein contained, it is AGREED as follows:

1.  TERM OF AGREEMENT.

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twelve (12) full calendar months thereafter. Commencing on the first annual anniversary date of this Agreement and continuing at each annual anniversary date thereafter, this Agreement shall be extended for a period of one year in addition to the then-remaining term of employment under this Agreement, unless either the Bank or the Employee gives contrary written notice to the other not less than 90 days in advance of the date on which the term of employment under this Agreement would otherwise be extended.

     Notwithstanding any other statement or provision in this Agreement to the contrary, beginning on the first annual anniversary date of the conversion, this Agreement will not be automatically extended unless, prior thereto, the Board of Directors of the Bank reviews a formal performance evaluation of the Employee performed by the disinterested members of the Board of Directors of the Bank and reflected in the minutes of the Board of Directors.

2.  PAYMENTS TO THE EMPLOYEE UPON CHANGE IN CONTROL.

     (a) Upon the occurrence of a change in control (as herein defined) of the Bank or the Holding Company followed at any time during the term of this Agreement by the involuntary termination of the Employee's employment, other than for cause, as defined in Section 2(d) hereof, the provisions of Section 3 shall apply.

     (b) A "Change in Control" means (1) an event of a nature that (i) results in a change in control of the Bank or the Holding Company within the meaning of the Home Owners' Loan Act of 1933 and 12 C.F.R. Part 574 as in effect on the date hereof; or (ii) would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act");
(2) any person (as the term is used in Sections  13(d) and 14(d) of the Exchange
Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Bank or the Holding Company representing 20% or more of the Bank's or the Holding Company's outstanding securities; (3) individuals who are members of the board of directors of the Bank or the Holding Company on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (4) a reorganization, merger, consolidation, sale of all or substantially all of the assets of the Bank or the Holding Company or a similar transaction in which the Bank or the Holding Company is not the resulting entity. The term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Holding Company. In the application of 12 C.F.R. Part
574 to a determination of a Change in Control, determinations under such regulations shall be made by the Board of Directors.

     (c) The Employee's employment under this Agreement may be terminated at any time by the Board of Directors of the Bank. The terms "involuntary termination" or "involuntarily terminated" in this Agreement shall refer to the termination of the employment of Employee without his express written consent. In addition, a material diminution of the Employee's benefits or a material adverse change in the quality of the work environment which would hamper the Employee's ability to perform his job effectively shall be deemed and shall constitute an involuntary termination of employment to the same extent as express notice of such involuntary termination. By way of example and not by way of limitation, any of the following actions, if unreasonable or materially adverse to the Employee, shall constitute such diminution or interference unless consented to in writing by the Employee: (1) change in the principal workplace of the Employee to a location outside of a 30 mile radius from the Bank's headquarters office as of the date hereof; (2) a material reduction or adverse change in the scope or nature of the secretarial or other administrative support of the Employee which would hamper his ability to perform his job effectively; (3) a reduction or adverse change in the salary, perquisites, benefits, contingent benefits or vacation time which had theretofore been provided to the Employee, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Holding Company; and (4) a material increase in the required hours of work or the workload of the Employee.

     (d) The Employee shall not have the right to receive termination benefits pursuant to Section 3 hereof upon termination for cause. For purposes of this Agreement, termination for "cause" shall include termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any material law, rule, or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors of the Bank at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board the Employee was guilty of conduct constituting "cause" as set forth above and specifying the particulars thereof in detail.

3.  TERMINATION BENEFITS.

     (a) Upon the occurrence of a change in control, followed by the involuntary termination of the Employee's employment, other than for cause, the Bank shall pay to the Employee in a lump sum in cash within 25 business days after the date of severance of employment an amount equal to 200 percent of the Employee's "base amount" of compensation, as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). At the election of the Employee, such payment may be made, on a pro rata basis, semi-monthly during the twelve
(12) months following the Employee's termination.

     (b) Upon the occurrence of a change in control of the Bank or the Holding Company followed by the involuntary termination of the Employee's employment, other than for cause, the Bank shall cause life and health insurance coverage (substantially similar to the coverage maintained by the Bank for the Employee prior to his severance) to be maintained for a period of 12 months or for the remaining term of the agreement, whichever is greater.

4.  CERTAIN REDUCTION OF PAYMENTS BY THE ASSOCIATION

     (a) Notwithstanding any other provisions of this Agreement, if payments and benefits under this Agreement, together with any other payments and benefits received or to be received by the Employee in connection with a change in control, would cause any amount to be nondeductible by the Bank or the Holding Company for federal income tax purposes pursuant to Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize payments and benefits to the Employee without causing any amount to become nondeductible by the Bank or the Holding Company by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

     (b) Notwithstanding any other provisions of this Agreement,  payments under
Section 3 of this Agreement shall not exceed three times the Employee's average annual compensation based on the most recent five taxable years.

     (c) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

5.  REQUIRED REGULATORY PROVISIONS.

     (a) The Bank may terminate the Employee's employment at any time, but any termination by the Bank, other than a termination for cause, shall not prejudice the Employee's right to compensation or other benefits under this Agreement. The Employee shall not have the right to receive compensation or other benefits for any period after a termination for cause as defined in Section 2(d) hereinabove.

     (b) If the Employee is suspended from office and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA"), 12 U.S.C. ss. 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of the obligations which were suspended.

     (c) If the Employee is removed from office and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. ss.  1818(e)(4) or (g)(1),  all
obligations of the Bank under this Agreement shall terminate, as of the effective date of the order, but vested rights of the parties shall not be affected.

     (d) If the Bank becomes in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (i) by the Director or his or her designee, at the time the Federal Deposit Insurance Corporation ("FDIC") at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA. Any rights of the parties that have already vested, however, shall not be affected by any such action.

6.  REINSTATEMENT OF BENEFITS UNDER Section 5(b).

     In the event the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice described in
Section 5(b) hereof (the "Notice") during the term of this Agreement and a change in control occurs, the Bank will assume its obligation to pay and the Employee will be entitled to receive all of the termination benefits provided for under Section 3 of this Agreement upon the Bank's receipt of a dismissal of charges in the Notice.

7.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Bank and the Employee, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Employee of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that the Employee is subject to receiving fewer benefits than those available to him without reference to this Agreement.

8. NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, the Employee, the Bank and their respective successors and assigns.

9.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived. 10. NO MITIGATION.

     The amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits after the date of termination or otherwise.

11.  NO ASSIGNMENTS.

     (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank will require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place.
Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation from the Bank in the same amount and on the same terms as the compensation pursuant to Section 3 hereof. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

     (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, admin istrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amounts would still be payable to the Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee or other designee or if there is no such designee, to the Employee's estate.

12. NOTICE.

     For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement (provided that all notices to the Bank shall be directed to the attention of the Board of Directors of the Bank with a copy to the Secretary of the Bank), or to such other address as either party may have fur nished to the other in writing in accordance herewith.

13. AMENDMENTS.

     No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

14.  PARAGRAPH HEADINGS.

     The  paragraph  headings  used in this  Agreement  are included  solely for
convenience  and  shall  not  affect,   or  be  used  in  connection  with,  the
interpretation of this Agreement.

15.  SEVERABILITY.

     The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

16. GOVERNING LAW.

     This Agreement shall be governed by the laws of the United States to the extent applicable and otherwise by the laws of the Commonwealth of Kentucky.

17.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Bank then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdic tion.

18. REIMBURSEMENT.

     In the event the Bank purports to terminate the Employee for cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 17 that cause did not exist for such termination, or if in any event it is determined by any such court or arbitrator that the Bank has failed to make timely payment of any amounts owed to the Employee under this Agreement, the Employee shall be entitled to reimbursement for all reasonable costs, including attorneys' fees, incurred in challenging such termination or collecting such amounts. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.




ATTEST:                                  THE FIRST NATIONAL BANK OF PAINTSVILLE




/s/ Kelly Shepherd                     By: /s/David B. Barbour
---------------------------                ------------------------------
Vice President                             Chairman of the Board




WITNESS:                                 EMPLOYEE




/s/ Clay D. Spradlin                    /s/ Robert L. Bayes
---------------------------             ----------------------------------
                                        Robert L. Bayes

                                   EXHIBIT 13

                  PORTIONS OF ANNUAL REPORT TO SECURITY HOLDERS

                               Annual Report 2000

                            CLASSIC BANCSHARES, INC.


                  TABLE OF CONTENTS

Letter to Stockholders.............................................
Selected Consolidated Financial Information........................
Management's Discussion and Analysis...............................
Report of Independent Auditors.....................................
Consolidated Financial Statements..................................
Stockholder Information............................................
Board of Directors and Officers....................................










                              FINANCIAL HIGHLIGHTS

                                 March 31, 2000
                             (Dollars in Thousands)

          Total Assets.................................................$175,254
          Total Loans.................................................. 127,808
          Mortgage-Backed and Other Securities.........................  28,365
          Deposits..................................................... 134,897
          Net Income...................................................   1,070
          Stockholders' Equity.........................................  18,999
          Stockholders' Equity as a Percent of Assets..................    10.8%









================================================================================
     ANNUAL MEETING The Annual Meeting of Stockholders of Classic Bancshares, Inc. will be held on July 25, 2000 at 4:00 p.m., Ashland Kentucky time at the AEP Kentucky headquarters building, corner of 17th Street and Central Avenue, Ashland, Kentucky 41101.
================================================================================

                              [CLASSIC LETTERHEAD]

                             LETTER TO STOCKHOLDERS

                            CLASSIC BANCSHARES, INC.


                 SELECTED CONSOLIDATED FINANCIAL INFORMATION(1)


                                                                                March 31,
                                                          -----------------------------------------------------------
                                                            2000        1999         1998         1997         1996
                                                          -----------------------------------------------------------
                                                                              (In Thousands)
Selected Financial Condition Data:
Total assets.........................................     $175,254     $142,739     $131,121    $131,554      $66,083
Loans receivable, net................................      127,808       97,527       90,100      81,728       43,722
Mortgage-backed securities:
 Available for sale..................................        3,230        4,479        7,831       7,885        2,840
Investment securities:
 Available for sale..................................       25,135       26,526       19,474      24,390       11,059
Interest-earning deposits............................          192        1,531        1,541       6,020        6,649
Deposits.............................................      134,897      117,732      104,927     100,519       46,200
FHLB advances........................................       17,075          388          ---       4,750          ---
Stockholders' equity.................................       18,999       20,289       20,407      19,370       19,500



                                                                           Year Ended March 31,
                                                         ----------------------------------------------------------
                                                            2000        1999         1998        1997         1996
                                                         ------------------------ ----------------------------------
                                                                              (In Thousands)
Selected Operations Data:
Total interest income................................      $11,941      $9,822       $9,507       $7,150      $4,414
Total interest expense...............................        5,892       4,979        4,812        3,603       2,851
                                                           -------     -------      -------     --------     -------
   Net interest income...............................        6,049       4,843        4,695        3,547       1,563
Provision for loan losses............................          223         100          158          105         168
                                                          --------    --------     --------     --------    --------
   Net interest income after provision for loan
       losses........................................        5,826       4,743        4,537        3,442       1,395
                                                           -------     -------      -------      -------     -------
Fees and service charges.............................          703         487          344          119          41
(Loss) gain on sale of securities....................           (3)          4           29           32          36
0ther noninterest income.............................          195         184          500           68          31
                                                         ---------   ---------    ---------     --------   ---------
   Total noninterest income..........................          895         675          873          219         108
   Total noninterest expense.........................        5,359       4,295        3,994        2,818       1,178
                                                           -------     -------      -------      -------   ---------
Income before income taxes...........................        1,362       1,123        1,416          843         325
Income tax expense...................................          292         238          396          220          32
                                                          --------    --------     --------     --------    --------
   Net income........................................    $   1,070     $   885      $ 1,020      $   623     $   293
                                                         =========     =======      =======      =======     =======

(1) Classic Bancshares, Inc. completed its initial public offering on December 28, 1995 and purchased all of the outstanding stock of Classic Bank. The Company competed the acquisition of First Paintsville
         Bancshares on September 30, 1996. As a result, the information presented above for the year ended March 31, 1997 includes information for First National beginning September 30, 1996. The Company completed the acquisition of Citizens Bank, Grayson on May 14, 1999. Citizens was merged with and into Classic Bank with Classic Bank as the surviving institution. As a result, the information presented above for the year end March 31, 2000 includes information for Citizens beginning May 14, 1999.


                                                                           Year Ended March 31,
                                                        ----------------------------------------------------------------
                                                                  2000        1999         1998        1997         1996
                                                        ----------------------------- ----------------------------------

Selected Financial Ratios and Other Data:
Performance Ratios:
  Return on assets (ratio of net income to average
      total assets)..................................             .6%         .6%          .8%          .6%         .5%
  Return on equity (ratio of net income to average
      equity)........................................            5.5         4.3          5.2          3.2         2.5
  Interest rate spread (average during period)(TE)...            3.8         3.4          3.3          3.0         1.8
  Net interest margin(2).............................            4.3         4.1          4.1          4.0         2.8
  Ratio of noninterest expense to average total
      assets.........................................            3.2         3.1          3.0          2.8         1.8
  Ratio of average interest-earning assets to
      average interest-bearing liabilities...........          112.5       118.7        119.3        124.6       119.9
  Ratio of adjusted noninterest expense to
      total revenues(3)..............................           69.4        71.2         66.6         73.6        64.7

Quality Ratios:
 Non-performing assets to total assets, at end of
      year(4)........................................             .6          .4           .4           .8          .9
 Allowance for loan losses to non-performing
      loans(5).......................................          168.9       212.1        249.6        111.9        48.1
 Allowance for loan losses to loans receivable,
      net............................................            1.0          .9           .9          1.0          .7

Capital Ratios:
 Equity to total assets at end of period.............           10.8        14.2         15.6         14.7        29.5
 Average equity to average assets....................           11.4        14.6         14.9         19.4        18.0

Other Data:
 Number of Bank full-service offices.................            6           5            5            3           1

---------------
(2)  Net interest income (TE)divided by average interest-earning assets.
(3)  Adjusted noninterest expense excludes amortization of goodwill.
     Total revenues = net interest income (TE) + noninterest income.
(4) Non-performing assets include non-accruing loans, accruing loans 90 days or more past due, restructured loans and real estate owned.
(5) Non-performing loans include non-accruing loans, accruing loans 90 days or more past due and restructured loans.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Classic Bancshares, Inc. (the "Company") is a Delaware corporation. The Company is a bank holding company which has as its wholly-owned subsidiaries Classic Bank and the First National Bank of Paintsville ("First National"). The Company was organized in 1995 for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization on December 28, 1995. First National became a subsidiary of the Company upon consummation of the Company's acquisition of First Paintsville Bancshares, Inc., the former holding company of First National, on September 30, 1996. Financial and other information presented herein after September 30, 1996 relates to consolidated information of the Company, Classic Bank and First National. Financial and other information prior to September 30, 1996 relates to the Company and Classic Bank only. Financial and other information prior to December 28, 1995 relates only to Classic Bank.

         On May 14, 1999, the Company completed the acquisition of Citizens Bank, Grayson ("Citizens"). The transaction was valued at $4.5 million with each shareholder of Citizens receiving $75 per share in cash. At the close of the transaction, Citizens was merged with and into Classic Bank with Classic Bank as the surviving institution. On the date of closing, Citizens had total assets of approximately $13.7 million and total deposits of $12.0 million. In connection with the acquisition, the Company recorded $3.3 million in goodwill. Financial and other information of Citizens is included in Classic Bank's financial and other information beginning May 14, 1999.

         As community-oriented financial institutions, Classic Bank and First National seek to serve the financial needs of communities in their respective market areas. Classic Bank is a federally chartered stock savings bank headquartered in Ashland, Kentucky. Classic Bank currently serves the financial needs of communities in its market area through its office located at 344 Seventeenth Street, Ashland, Kentucky 41101 and three branch offices located in Boyd, Carter and Greenup Counties. First National is a nationally chartered bank headquartered in Paintsville, Kentucky. First National serves the financial needs of communities in its market area through its main office located at 240 Main Street, Paintsville, Kentucky 41240 and one branch office also located in Paintsville. The deposits of Classic Bank and First National are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one- to four-family residential mortgages, commercial business, commercial real estate, consumer, multi-family and construction loans primarily in the market area of its subsidiaries. The Company also invests in mortgage-backed and related securities, investment securities and other permissible investments.

         Classic Bank's primary market area includes the Kentucky counties of Carter, Boyd and Greenup. The economic base in these counties has primarily been industrial in nature and previously relied upon a small number of large employers particularly in the steel and petroleum industries. Over the last several years, diversification of the employment base to a more retail and service based economy has resulted in a slowing of previously experienced declines in population. Per capita income in these counties remains below the national average. Boyd County exceeds the state average of per capita income while Carter and Greenup Counties remain below the state average. Unemployment has continued to decline as a result of a continued shifting of the local employment base to the retail and service sectors, although the unemployment rate for these counties continues to exceed the national and state unemployment rate.

         First National's market area includes Johnson County and portions of Martin, Floyd, Magoffin and Lawrence Counties, Kentucky. Although the economy in First National's market area was historically based on the manufacturing and coal mining related industries, the economy in this area currently includes retail, medical, government sectors and, to a lesser extent, manufacturing. Per capita income for these counties is below the national average and the state average. The unemployment rate exceeds the national and state unemployment rate.

         The Company's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments and mortgage-backed and related securities. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the OTS, OCC, Federal Reserve and the FDIC. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered. The Company is focusing less on traditional fixed rate mortgage lending and more on other types of lending with institution controlled interest rates.

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

         Management's discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes contained elsewhere herein.

Forward-Looking Statements

         When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Strategy

         Since its inception, the Company has operated under a "community banking" oriented strategy that is designed to provide planned and profitable growth and sustained profitability while maintaining the safety and soundness of the Company. This strategy includes internal growth and growth through acquisitions. The implementation of this strategy has produced positive results for the Company during its brief history. The continued and future success of the Company will be accomplished by the ongoing execution of this strategy which requires (i) continued growth in lower cost transaction deposits, (ii) continued expansion of the Company's consumer and commercial loan portfolios, (iii) continued increases in noninterest income, (iv) continuous review of loan underwriting to assure asset quality, and the (v) acquisition of other community banking institutions to the extent that opportunities arise. The Company has expanded its delivery channels through traditional branch offices, ATM locations and on-line banking systems that allow customers alternative means of banking.

         The Company's acquisition strategy focuses on growth oriented middle market community banks with management in place and willing to remain and in communities served by interstate or major highways with strong educational systems and government entities. Additionally, the Company requires acquisition opportunities to be accretive or neutral to earnings in the short-term with conservative cost savings estimates.

         There are a number of financial and operational implications related to this business strategy. First, commercial business, commercial real estate and consumer loans are generally considered to carry a higher level of credit risk than residential loans. The Company believes it has adequately addressed the financial and operational implications related to its business strategy through strong internal controls, loan underwriting standards and the extensive commercial banking experience of the Company's senior officers in underwriting such loans. However, there can be no assurance that increased provisions to the loan loss allowance will not be required. A second implication of this business strategy is a reduction in liquidity, although based on the availability of borrowings from the Federal Home Loan Bank of Cincinnati ("FHLB") and other sources, the Company does not believe that it will have any difficulties in meeting its liquidity needs.

         During fiscal 2000, the Company continued to expand its technological infrastructure through the acquisition of a cash management and treasury product to serve its current and future business relationships. The Company's fully transactional website, introduced during 1999, at www.classicbank.com, www.firstnat.com and www.bank-anywhere.com provides the Company's subsidiary banks with a competitive advantage to its community banking peers and on par with its regional banking peers. The Company's fourteen ATM locations serve Classic Bank and First National customers in Kentucky, Ohio and West Virginia with cash access and other banking services including postage stamps.

Financial Condition

         March 31, 2000 compared to March 31, 1999. Total assets increased approximately $32.6 million, or 22.8%, from $142.7 million at March 31, 1999 to $175.3 million at March 31, 2000. The increase was due primarily to an increase in cash and cash equivalents of approximately $800,000, an increase in loans of $30.3 million, an increase in premises and equipment of approximately $500,000, an increase in goodwill of $3.0 million and an increase in other assets of $600,000 offset by a decrease in mortgage-backed securities of $1.2 million and a decrease in investment securities of $1.4 million.

          Loans increased $30.3 million, or 31.1%, from $97.5 million at March 31, 1999 to $127.8 million at March 31, 2000 with $21.3 million of the increase attributable to internal growth and $9.0 million of the increase attributable to loans acquired in the Citizens transaction. The strong internal growth and acquisition resulted in an increase in one-to-four family mortgage loans of $9.9 million, an increase in commercial business loans of $8.9 million, an increase in consumer loans of $6.3 million and an increase in commercial real estate loans of $5.1 million.

         Mortgage-backed securities decreased $1.2 million, or 27.3%, from $4.4 million at March 31, 1999 to $3.2 million at March 31, 2000 as a result of principal repayments of $1.2 million. Investment securities decreased approximately $1.4 million, or 5.6%, from $25.1 million at March 31, 1999 to $23.7 million at March 31, 2000 as a result of $1.2 million of securities acquired due to the acquisition of Citizens more than offset by sold securities of $530,000 and a decrease in the market value of these available for sale securities of $1.9 million. The decline in market value is due primarily to a significant increase in interest rates.

         Premises and equipment increased approximately $500,000 primarily as a result of the acquisition of Citizens. Goodwill increased approximately $3.0 million as a result of the goodwill recorded in connection with the acquisition of Citizens. Other assets increased approximately $600,000 due to the acquisition of Citizens.

         Deposits increased $17.2 million, or 14.6%, from $117.7 million at March 31, 1999 to $134.9 million at March 31, 2000 with $12.0 million of the increase attributable to the acquisition of Citizens while the remainder of the increase was attributable to aggressive marketing and sales efforts and the opening of two new banking offices during fiscal 1999. Federal Home Loan Bank borrowings increased $16.7 million, from $388,000 at March 31, 1999 to $17.1 million at March 31, 2000. The borrowings were used to fund the increase in loans.

         The allowance for loan losses increased from $861,000 at March 31, 1999 to $1.3 million at March 31, 2000 as a result of a provision for fiscal 2000 of $223,000, an allowance of $506,000 from the acquisition of Citizens offset by net charge-offs of $300,000.

         Stockholder's equity decreased $1.3 million to $19.0 million at March 31, 2000 as compared to $20.3 million at March 31, 1999 as a result of the decrease in the market value of available for sale securities of $1.2 million, stock repurchases of approximately $800,000 and dividends paid of approximately $400,000 offset by net income for the period of $1.1 million.

         March 31, 1999 compared to March 31, 1998. Total assets increased approximately $11.6 million, or 8.8%, from $131.1 million at March 31, 1998 to $142.7 million at March 31, 1999. Loans increased $7.4 million, or 8.2%, from $90.1 million at March 31, 1998 to $97.5 million at March 31, 1999 as a result of aggressive origination efforts and strong loan demand within the Company's market area. Specifically, the Company experienced significant growth in commercial business loans. This was the result of management's efforts to fulfill the Company's strategic plan of increasing net interest margin and better managing interest rate risk. Mortgage-backed securities decreased $3.4 million as a result of sales of $5.0 million and principal repayments of $2.0 million and a decrease in these available for sale securities, offset by purchases of $3.8 million. Investment securities increased $7.0 million from $19.5 million at March 31, 1998 to $26.5 million at March 31, 1999 as a result of purchases of $17.5 million offset by sales, maturities and calls of $10.4 million and a decrease in the market value of these available for sale securities. Cash and other interest earning deposits increased approximately $600,000.

         Deposits increased $12.8 million , or 12.2%, from $104.9 million at March 31, 1998 to $117.7 million at March 31, 1999 as a result of the opening of two new banking offices, new product offerings and increased marketing efforts. Federal funds purchased and securities sold under agreements to repurchase decreased approximately $700,000 from $3.5 million at March 31, 1998 to $2.8 million at March 31, 1999. Federal Home Loan Bank borrowings increased to $388,000 at March 31, 1999 compared to no borrowings at March 31, 1998. Long-term debt of $500,000 at March 31, 1998 was repaid during fiscal 1999 resulting in no long-term debt at March 31, 1999.

         The allowance for loan losses increased approximately $30,000 from $831,000 at March 31, 1998 to $861,000 at March 31, 1999 as a result of a provision for fiscal 1998 of $100,000 offset by net charge-offs of $70,000.

         Stockholder's equity was $20.3 million at March 31, 1999 as compared to $20.4 million at March 31, 1998 as a result of net income for the period of $885,000 offset by stock repurchases of $600,000.

Results of Operations

         The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and affected by the level of its noninterest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

Comparison of Operating Results for the Years Ended March 31, 2000 and March 31,
 1999

         Net Income. Net income increased by approximately $184,000, or 20.8%, from $885,000 at March 31, 1999 to $1.1 million at March 31, 2000. The increase was due to an increase in net interest income of $1.2 million, an increase in noninterest income of approximately $220,000 which was partially offset by an increase in the provision for loan losses of $123,000, an increase in noninterest expenses of $1.1 million and an increase in income tax expense of $54,000.

         Net Interest Income. Net interest income increased $1.2 million, or 24.9%, from $4.8 million at March 31, 1999 to $6.0 million at March 31, 2000 due to an increase in interest income of $2.1 million offset by an increase in interest expense of $900,000. The increase in interest income was the result of the increase in the average balance of interest-earning assets, as well as an increase in spread. The average balance of interest-earning assets increased from $128.3 million for fiscal 1999 to $151.4 million for fiscal 2000. Interest-earning assets increased primarily due to an increase in the average balance of loans offset by a decrease in the average balance of mortgage-backed securities. The increase in the average balance of loans is the result of significant growth during the period within the Company's market area and the acquisition of Citizens. The average tax equivalent yield on interest-earning assets was 8.0% at March 31, 1999 compared to 8.2% at March 31, 2000. The increase in the yield was due to the continued diversification of the loan portfolio to higher yielding commercial and consumer loans.

         Interest expense increased approximately $900,000 from $5.0 million for fiscal 1999 to $5.9 million for fiscal 2000 primarily as a result of an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $108.1 million at March 31, 1999 to $134.3 million at March 31, 2000. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in the average balance of all types of deposit accounts and an increase in the average balance of FHLB borrowings and other short-term borrowings. The average rate paid on interest-bearing liabilities actually decreased from 4.6% at March 31, 1999 to 4.4% at March 31, 2000. The decrease in the average rate paid on interest-bearing liabilities is due to the continued increase in interest-bearing transaction accounts which pay a lower rate of interest than the certificate of deposit accounts.

         Provision for Loan Losses. The provision for loan losses increased by $123,000 from $100,000 for fiscal 1999 to $223,000 for fiscal 2000 based on management's overall assessment of the loan portfolio. The increase in the provision was due primarily to an increase in net charge-offs during fiscal 2000 compared to fiscal 1999 and significant growth in commercial and consumer loans during fiscal 2000. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 2000, the allowance for loan losses totaled $1.3 million, or 1.0% of net loans and 168.9% of non-performing loans. The ratio of the allowance for loan losses to non-performing loans decreased at March 31, 2000 from the level of March 31, 1999 as a result of an increase in non-performing loans from $406,000 at March 31, 1999 to $773,000 at March 31, 2000. The increase in non-performing loans was due to loans acquired in the acquisition of Citizens.

         Noninterest Income. Noninterest income increased approximately $220,000 from $675,000 for fiscal 1999 to $895,000 for fiscal 2000 due to an increase in service charges and other fees on deposits of $216,000 and an increase in other income of approximately $10,000 offset by a loss on the sale of securities. The increase in service charges and other fees on deposits is the result of new product offerings, an increased deposit base and aggressive pricing strategies. Other income increased due to a gain on the disposal of assets of approximately $28,000 offset primarily by a decrease in fees earned on the origination of secondary market loans and other income of approximately $18,000. The decrease in fees was due primarily to a decline in the origination of one to four family mortgages as a result of rising interest rates.


         Noninterest Expense. Noninterest expense increased approximately $1.1 million, or 25.6%, from approximately $4.3 million for the year ended March 31, 1999 to approximately $5.4 million for the year ended March 31, 2000. Compensation and benefit expenses increased $429,000 from $2.0 million for the year ended March 31, 1999 to $2.4 million for the year ended March 31, 2000 due primarily to the net increase in the number of employees as a result of the acquisition of Citizens and the addition of employees in order to facilitate the growth of the Company. Compensation and benefit expenses also increased due the rising costs of medical insurance premiums. Effective April 1, 2000, the Company implemented a Section 125 Cafeteria Plan in order to try to control rising medical insurance premiums in future years.

         Occupancy and equipment expense increased approximately $160,000 from $600,000 for 1999 to $760,000 for 2000. The increase was due to increased expenses as a result an additional banking office from the acquisition of Citizens and additional repairs required during the fiscal year to existing facilities. Telephone and other communication expenses increased $31,000 due to an additional banking office and technological improvements made by the Company in order to provide additional delivery channels to the customer.

          Goodwill amortization increased approximately $115,000 due the goodwill recorded in connection with the Citizens acquisition. Professional fees increased $46,000 primarily due to the outsourcing of internal audit and loan review.

         Other general and administrative expenses increased approximately $283,000 for fiscal 2000. Specific increases included are an increase in advertising expense of $60,000 due to aggressive marketing efforts in order to generate growth, an increase in stationary, printing and other supplies of $75,000, an increase in ATM expense of $20,000, an increase in correspondent banking and other outside services of $49,000, an increase in postage of $10,000, an increase in state and local taxes based on capital of $11,000, an increase in expenses related to memberships and involvement in community groups and projects of $10,000, and an increase in other general and administrative expenses of $48,000. All of these general and administrative expenses increased due to the significant growth that the Company experienced during the fiscal year and the costs associated with servicing a larger customer base.

         Income Tax Expense. Income tax expense increased $54,000 due to a higher income before income taxes of $239,000 offset by an increase in tax exempt income during the year.

Comparison of Operating Results for the Years Ended March 31, 1999 and March 31,
 1998

         Net Income. Net income decreased by $135,000, or 13.5%, from $1.0 million at March 31, 1998 to $885,000 at March 31, 1999. The decrease was due to a decrease in noninterest income of $198,000 and an increase in noninterest expenses of $301,000 which were partially offset by an increase in net interest income of $148,000, a decrease in the provision for loan losses of $58,000, and a decrease in income tax expense of $158,000.

         Net Interest Income. Net interest income increased $148,000, or 3.1%, from $4.7 million at March 31, 1998 to $4.8 million at March 31, 1999 due to an increase in interest income of $315,000 offset by an increase in interest expense of $167,000. The slight increase in interest income was the result of the increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased from $120.7 million for fiscal 1998 to $128.3 million for fiscal 1999. Interest-earning assets increased primarily due to increases in loans and investment securities. The average yield on interest-earning assets was 7.9% at March 31, 1998 compared to 7.7% at March 31, 1999.

         Interest expense increased $167,000 from $4.8 million for fiscal 1998 to $5.0 million for fiscal 1999 primarily as a result of an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $101.2 million at March 31, 1998 to $108.1 million at March 31, 1999. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in the average balance of deposits, specifically savings accounts and interest-bearing demand and certificate accounts, offset by a decrease in the average balance of FHLB borrowings. The average rate paid on interest-bearing liabilities actually decreased from 4.8% at March 31, 1998 to 4.6% at March 31, 1999.

         Provision for Loan Losses. The provision for loan losses decreased by $58,000 from $158,000 for fiscal 1998 to $100,000 for fiscal 1999 based on management's overall assessment of the loan portfolio. The decrease was due primarily to a reduction in net charge-offs during fiscal 1999 compared to fiscal 1998. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 1998, the allowance for loan losses totaled $861,000, or .9% of total loans and 212.1% of non-performing loans. The ratio of the allowance for loan losses to non-performing loans decreased at March 31, 1999 from the level of March 31, 1998 as a result of an increase in non-performing loans from $333,000 at March 31, 1998 to $406,000 at March 31, 1999.

         Noninterest Income. Noninterest income decreased approximately $198,000 from $873,000 for fiscal 1998 to $675,000 for fiscal 1999 due to decreases in the gain on sale of securities of $25,000 and other income of $316,000 partially offset by an increase of $143,000 in service charges and other fees on deposits. The decrease in other income was primarily the result of a $371,000 gain recorded in 1998 from the settlement of First National's pension plan offset by an increase in fees earned on the origination of secondary market loans. The increase in service charges and other fees on deposits is the result of new product offerings, an increased deposit base and aggressive pricing strategies.

         Noninterest Expense. Noninterest expense increased approximately $301,000, or 7.5%, from approximately $4.0 million for the year ended March 31, 1998 to approximately $4.3 million for the year ended March 31, 1999. Compensation and benefit expenses increased $167,000 from $1.8 million for the year ended March 31, 1998 to $2.0 million for the year ended March 31, 1999 due primarily to the net increase in the number of employees as a result of the additional banking offices. During fiscal 1999, the Company restructured its Employee Stock Ownership Plan by extending the term of the loan from 15.5 to 26 years. Partially as a result, ESOP expense decreased from approximately $133,000 for fiscal 1998 to $78,000 for fiscal 1999. The reduction in these costs offset in part the increased compensation and benefit costs as a result of staffing the new banking offices.

         Occupancy and equipment expense increased approximately $46,000 from $554,000 for 1998 to $600,000 for 1999. The increase was due to increased occupancy expenses as a result of the additional banking offices.

         Other general and administrative expenses increased approximately $88,000 for fiscal 1999. Specific increases included are an increase in telephone expense of $18,000 due to the additional banking offices and improvements in various technology, an increase in ATM expense of $32,000 due to the increased number of locations, an increase in advertising expense of $12,000 due to the introduction of new product lines and the opening of the additional banking locations, and increases in other expenses of $26,000 due to the introduction of the on-line banking product.

         Income Tax Expense. Income tax expense decreased $158,000 due to a lower income before income taxes of $293,000 and an increase in tax exempt income during the year.


Analysis of Net Interest Income

         Net interest income represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the volumes of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Included in interest income on loans are loan fees and other charges on loans totaling $182,000, $144,000, and $169,000 for the years ended March 31, 2000, 1999 and 1998, respectively.


                                                                                Year Ended March 31,
                                                            2000                          1999                       1998
                                                ------------------------------------------------------------------------------------
                                                Average     Interest        Average      Interest        Average      Interest
                                                Outstanding Earned/  Yield  Outstanding  Earned/  Yield  Outstanding  Earned/  Yield
                                                Balance     Paid     Rate   Balance      Paid     Rate   Balance      Paid     Rate
                                                                               (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1)............................$121,274   $10,099   8.3%  $ 94,501    $7,893     8.4%  $ 88,074     $7,415   8.4%
 Mortgage-backed securities.....................   3,764       223   5.9      7,021       399     5.7      8,653        550   6.4
 Investment securities..........................  24,407     1,917   7.9     23,186     1,750     7.5     21,388      1,610   7.5
 Interest-earning deposits......................     128         6   4.7        356        12     3.4        405         18   4.4
 Federal funds sold.............................     446        25   5.6      1,899        93     4.9      1,029         59   5.7
 FHLB stock and FRB stock.......................   1,420        98   6.9      1,345        92     6.8      1,165         81   7.0
                                                -------- ---------         ----------  --------       ----------   --------
  Total interest-earning assets(1)              $151,439    12,368   8.2   $128,308    10,239     8.0   $120,714      9,733   8.1
                                                 ========   -------         ========   -------           ========     ------

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand...$ 33,549     1,081   3.2   $ 24,569       713     2.9   $ 20,149        581   2.9
 Money market deposits..........................  10,596       318   3.0      7,419       208     2.8      7,847        235   3.0
 Certificate accounts...........................  77,312     3,857   5.0     70,778     3,775     5.3     62,876      3,398   5.4
 FHLB advances..................................   8,930       421   4.7      1,797        85     4.7      5,813        339   5.8
 Other short-term borrowings....................   3,930       215   5.5      3,112       164     5.3      3,906        206   5.3
 Long-term debt.................................       -         -   -          399        34     8.5        613         53   8.6
                                                -------- ---------         --------  --------            --------   --------
  Total interest-bearing liabilities............$134,317     5,892   4.4   $108,074     4,979     4.6   $101,204      4,812   4.8
                                                ========    ------         ========    ------           ========     ------

Net interest income.............................            $6,476                     $5,260                         $4,921
                                                             ======                     ======                         ======
Net interest rate spread........................                     3.8%                         3.4%                        3.3%
                                                                     ===                          ===                         ===
Net earning assets..............................$ 17,122                   $20,234                       $19,510
                                                 =======                   =======                       =======
Net yield on average interest-earning assets....                     4.3%                         4.1%                        4.1%
                                                                     ===                          ===                         ===
Average interest-earning assets to average
    intrest-bearing liabilities.................              1.13x                      1.19x                          1.19x
                                                              ====                       ====                           ====

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

         The following table presents the weighted average rate earned on loans, investments and other interest-earning assets, and the weighted average rates paid on deposits and the resultant interest rate spread at the date indicated.


                                                                        March 31, 2000
                                                                        --------------
Weighted average rate:
 Loans receivable..........................................................     8.5%
 Mortgage-backed securities................................................     6.6
 Investment securities.....................................................     7.5
 FHLB stock and FRB stock..................................................     6.8
 Other interest-earning assets ............................................     5.7
   Combined weighted average yield on interest-earning assets..............     8.2

Weighted average rate paid on:
 Savings accounts and interest-bearing demand..............................     3.4
 Money market accounts.....................................................     3.8
 Certificate accounts......................................................     5.2
 Federal funds purchased and repurchase agreements.........................     5.6
 FHLB borrowings...........................................................     6.3
 Term Treasury Tax & Loan deposits.........................................     6.7
   Combined weighted average rate paid on interest-bearing liabilities.....     4.8

Interest rate spread.......................................................     3.4


         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                                   Year Ended March 31,
                                          ----------------------------------------------------------------------
                                                     2000 vs. 1999                        1999 vs. 1998
                                          ----------------------------------------------------------------------
                                                Increase                              Increase
                                               (Decrease)            Total           (Decrease)            Total
                                                 Due to            Increase            Due to            Increase
                                           Volume       Rate      (Decrease)     Volume       Rate      (Decrease)
                                           ------       -----      --------      ------       -----      ---------
                                                                       (Dollars in Thousands)

Interest-earning assets:
   Loans receivable.....................   $ 2,296     $  (90)      $ 2,206        $ 540     $  (62)      $  478
   Mortgage-backed securities...........      (190)        14          (176)         (91)       (60)        (151)
   Investment securities................        83         84           167          140         --          140
   Other ...............................       (84)        16           (68)          56        (17)          39
                                           --------   -------      ---------     -------    --------     -------

       Total interest-earning assets....   $ 2,105     $   24       $ 2,129        $ 645     $ (139)       $ 506
                                           =======     ======       =======        =====     =======       =====

Interest-bearing liabilities:
   Savings accounts and interest bearing
     demand.............................     $ 287     $   81         $ 368        $ 128     $    4       $  132
   Money market accounts................        94         16           110          (12)       (15)         (27)
   Certificate accounts.................       314       (232)           82          421        (44)         377
   FHLB advances........................       336         --           336         (200)       (54)        (254)
   Other short-term borrowings..........        44          7            51          (42)        --          (42)
   Long-term debt.......................       (34)        --           (34)         (18)        (1)         (19)
                                           --------  --------       --------   ----------  ---------     --------

      Total interest-bearing liabilities   $ 1,041     $ (128)        $ 913        $ 277     $ (110)       $ 167
                                           =======     =======        =====        =====     =======       =====

Net interest income.....................                             $1,216                                $ 339
                                                                     ======                                =====

Asset/Liability Management

         The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (i.e., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities.

         The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a large portion of the Company's assets decline in the event of an increase in interest rates. However, management has been successful in and continues to focus on the acquisition of variable rate loans thereby decreasing interest rate risk.

         The Company has an Asset/Liability Committee, comprised of the Company's chief executive officer, executive vice-president, chief financial officer, and two non-employee directors which meets periodically to review the Company's interest rate risk position and product mix and to make recommendations for adjustments to the Company's Board of Directors. Management also monitors the Company's interest rate risk position on a monthly basis, reviews the Company's portfolio, earnings, liquidity, asset quality, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner.

         The Company has an asset/liability management policy. The principal goals of this policy are to enhance the Company's net interest margin while managing its interest rate position. Depending upon market conditions, the Company may place more emphasis on enhancing the net interest margin rather than matching the interest rate sensitivity of the Company's assets and liabilities. Management strives to meet the goals of the policy by continually enhancing the net interest margin while still trying to effectively manage interest rate sensitivity. Nonetheless, the Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and declines in the difference between long- and short-term interest rates.

         The principal elements of the asset/liability management policy are as follows. First, the Company requires that one-to-four family ARM loans be indexed to changes in rates paid on U.S. Treasury securities and all other adjustable rate loans be indexed to Prime rate as published in the Wall Street Journal. Management believes that U.S. Treasury securities and Prime rate are significantly more interest rate sensitive than other indices and provides a better opportunity to manage interest rate risk in a changing rate environment. Second, management intends to continue to increase the Company's commercial business, consumer and commercial real estate loans, subject to market conditions. In general, such loans carry shorter terms to maturity and/or repricing, and are more interest rate sensitive than most of the Company's current assets. Third, management has used marketing and other initiatives to increase the Company's transaction and other non-certificate deposit accounts as evidenced by an increase of $15.3 million from March 31, 1999 to March 31, 2000. Management believes that such accounts generally carry lower costs, are more interest rate resistant than the Company's certificates of deposit. There can be no assurance as to whether or when any or all of the elements of the asset/liability management program will be successfully implemented.

         Net Portfolio Value ("NPV") analysis provides a quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts under different interest rate environments. The following table sets forth, as of March 31, 2000, the estimated changes in the Company's NPV (i.e., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) in the event of the specified instantaneous changes in interest rates.


                          Net Portfolio Equity
--------------------------------------------------------------------------------
  Change in
  Interest Rates                              Amount of        Percent of
  (Basis Points)      Estimated NPV           Change           Change
--------------------------------------------------------------------------------
                             (Dollars in Thousands)
    +300                 9,684                -11,275            -54
    +200                13,245                 -7,714            -37
    +100                17,028                 -3,931            -19
       0                20,959
    -100                24,997                  4,038            +19
    -200                28,402                  7,443            +36
    -300                32,265                 11,306            +54

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

Liquidity and Capital Resources

         The Company's principal sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with less expensive alternative sources of funds.

         The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. During the fiscal years ended March 31, 2000, 1999 and 1998, mortgage loan originations totaled $66.0 million, $44.5 million and $45.2 million, respectively. Purchases of mortgage-backed and investment securities totaled $0, $21.3 million and $9.4 million during each of the fiscal years ended March 31, 2000, 1999 and 1998, respectively. A substantial portion of loan originations and purchases of mortgage-backed securities and other investments were funded by proceeds of loan repayments, the maturity or sale of securities, deposits and FHLB advances.

         The primary financing activities of the Company are deposits and borrowings. During the fiscal years ended March 31, 2000, 1999 and 1998, the Company experienced an increase in deposits of $17.2 million, $12.8 million and $4.4 million. Certificates of deposits as of March 31, 2000 maturing within one year total $57.6 million. During the fiscal years ended March 31, 2000, 1999 and 1998, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $16.7 million, $388,000 and $0, respectively.

         The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $5.3 million.

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

         The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2000, the Company had outstanding loan commitments totaling $12.9 million.

         As a federally chartered savings bank, Classic is required to maintain a minimum level of regulatory capital. As a nationally chartered bank, First National is subject to the capital regulation of the OCC. At March 31, 2000, Classic and First National exceeded all of their capital requirements on a fully phased-in basis. See Note 16 to the Notes to the Consolidated Financial Statements for information regarding regulatory capital levels and requirements for each institution.

Impact of New Accounting Standards

         See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the effect of implementing new accounting standards.

Impact of Inflation and Changing Prices

         The Company's Consolidated Financial Statements and Notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the financial assets to the financial liabilities in its asset/liability management will tend to minimize the change of interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




INDEPENDENT AUDITOR'S REPORT..................................................3

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2000 AND 1999...............................................4

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
  ENDED MARCH 31, 2000, 1999 AND 1998.........................................5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998...........................6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR THE YEARS ENDED MARCH 31, 2000, 1999
  AND 1998....................................................................7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED MARCH 31, 2000, 1999 AND 1998.................................8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................10-39

                                             R. MILTON GOOLSBY, C.P.A.
                                               JOHN W. ARTIS, C.P.A.
                                             LARRY J. WITHERS, C.P.A.
                                            STEPHEN W. KANOUSE, C.P.A.
                                             DELMAR H. FRALEY, C.P.A.
                                            RODNEY M. ROBINETTE, C.P.A.
                                                    -----------

                                             G. DALE SWENTZEL, C.P.A.
                                             STUART T. BLEVINS, C.P.A.
                                              DAVID K. WHALEY, C.P.A.
                                             SHARON K. KRETZER, C.P.A.
                                             THERESA C. LYONS, C.P.A.

Smith, Goolsby,
Artis & Reams, P.S.C.



CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551      1330 CARTER AVE.
ASHLAND, KENTUCKY  41105-0551
(606) 329-1171   FAX (606) 325-0590

Board of Directors
Classic Bancshares, Inc. and Subsidiaries
Ashland, Kentucky

                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying consolidated statements of financial condition of Classic Bancshares, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classic Bancshares, Inc. and Subsidiaries, as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.





Ashland, Kentucky
May 26, 2000

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 2000 AND 1999


                                                                                          2000                         1999
                                                                                          ----                         ----
ASSETS
  Cash and due from banks                                                            $ 5,061,670                 $  2,955,422
  Interest-bearing deposits with banks                                                    60,413                      132,826
  Federal funds sold and securities
   purchased under agreements to resell                                                  131,438                    1,397,908
  Securities available for sale                                                       23,672,526                   25,141,436
  Mortgage-backed and related securities
   available for sale                                                                  3,229,952                    4,479,136
  Loans, net of allowance for loan losses
   of $1,289,302 in 2000 and $860,658 in 1999.                                       127,808,325                   97,527,492
  Real estate acquired in the settlement
   of loans                                                                              255,246                      225,590
  Accrued interest receivable                                                          1,139,012                      951,877
  Federal Home Loan Bank and Federal
   Reserve Bank stock                                                                  1,462,350                    1,384,450
  Premises and equipment, net                                                          5,061,929                    4,523,720
  Cost in excess of fair value of net
   assets acquired, net of accumulated
   amortization                                                                        5,808,774                    2,779,349
  Other assets                                                                         1,562,534                    1,239,835
                                                                                     -----------                  -----------

Total assets                                                                        $175,254,169                 $142,739,041
                                                                                     ===========                  ===========

LIABILITIES
  Non-interest bearing demand deposits                                              $ 14,749,044                 $  9,600,258
  Savings, NOW, and money market demand deposits                                      45,807,285                   35,674,021
  Other time deposits                                                                 74,340,467                   72,457,492
                                                                                     -----------                  -----------
         Total deposits                                                              134,896,796                  117,731,771
  Federal funds purchased and securities
   sold under agreements to repurchase                                                 2,687,714                    2,817,154
  Advances from Federal Home Loan Bank                                                17,075,380                      387,739
  Other short-term borrowings                                                            573,751                       84,578
  Accrued expenses and other liabilities                                                 427,998                      428,065
  Accrued interest payable                                                               551,465                      418,642
  Accrued income taxes                                                                    42,419                       45,134
  Deferred income taxes                                                                       --                      536,978
                                                                                     -----------                  -----------

Total liabilities                                                                    156,255,523                  122,450,061
                                                                                     -----------                  -----------


Commitments

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; authorized,
   100,000 shares - none issued                                                               --                           --
  Common stock $.01 par value; authorized
   1,700,000 shares; issued and outstanding,
   1,322,500 shares                                                                       13,225                       13,225
  Additional paid-in capital                                                          12,829,744                   12,806,544
  Retained earnings, substantially restricted                                         10,062,718                    9,362,668
  Accumulated other comprehensive income (loss)                                    (   1,279,524)                      83,977
  Unearned ESOP shares                                                             (     736,600)               (     785,150)
  Unearned RRP shares                                                              (     174,146)               (     294,332)
  Treasury stock, at cost                                                          (   1,716,771)               (     897,952)
                                                                                      -----------                  -----------


Total stockholders' equity                                                            18,998,646                   20,288,980
                                                                                     -----------                  -----------


Total liabilities and stockholders' equity                                          $175,254,169                 $142,739,041
                                                                                     ===========                  ===========




NOTE:     The  accompanying  notes are an integral part of these  consolidated financial statements.

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                   2000                         1999                       1998
                                                                   ----                         ----                       ----
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                       $10,099,028                    $7,892,250                $7,414,430
   Securities:
      Taxable                                                      658,106                       681,796                   945,807
      Tax exempt                                                   831,256                       651,715                   438,677
   Mortgage-backed securities                                      223,325                       399,033                   550,442
   Federal funds sold and securities
     purchased under agreements to resell                           25,543                        93,208                    59,425
   Dividends                                                        97,793                        91,849                    80,939
   Other interest                                                    5,749                        11,939                    17,590
                                                                ----------                     ---------                 ---------
     Total interest and dividend income                         11,940,800                     9,821,790                 9,507,310
                                                                ----------                     ---------                 ---------

INTEREST EXPENSE
   Deposits                                                      5,256,203                     4,695,839                 4,213,728
   Federal Home Loan Bank advances                                 421,172                        84,987                   343,630
   Federal funds purchased and securities
     sold under repurchase agreements                              180,504                       154,349                   194,219
   Long-term debt                                                       --                        33,778                    52,955
   Other short-term borrowings                                      34,067                         9,678                     7,454
                                                                ----------                     ---------                 ---------
     Total interest expense                                      5,891,946                     4,978,631                 4,811,986
                                                                ----------                     ---------                 ---------

     Net interest income                                         6,048,854                     4,843,159                 4,695,324
   Provision for loss on loans                                     222,500                       100,000                   157,500
                                                                ----------                     ---------                 ---------

     Net interest income after
    provision for loss on loans                                  5,826,354                     4,743,159                 4,537,824
                                                                ----------                     ---------                 ---------

NONINTEREST INCOME
   Service charges                                                 702,570                       486,899                   344,295
   Gain (loss) on sale of securities                          (      2,500)                        3,904                    29,167
  Gain from settlement of pension plan                                  --                            --                   370,622
   Other income                                                    194,706                       184,496                   128,731
                                                                ----------                     ---------                 ---------
     Total noninterest income                                      894,776                       675,299                   872,815
                                                                ----------                     ---------                 ---------

NONINTEREST EXPENSES
   Employee compensation and benefits                            2,425,898                     1,997,217                 1,830,387
   Occupancy and equipment expense                                 760,911                       600,577                   554,302
   Federal deposit insurance premiums                               41,674                        37,082                    33,923
   Advertising                                                     204,895                       145,180                   142,047
   Data processing                                                  59,244                       153,044                   133,715
   Franchise taxes                                                 167,076                       128,640                   137,728
   Directors fees and benefits                                     110,450                       122,154                   116,823
   Amortization of goodwill                                        238,226                       123,520                   123,520
   Stationary and supplies                                         167,648                       110,193                   104,334
   Other operating expenses                                      1,183,086                       877,584                   817,158
                                                                ----------                     ---------                 ---------
     Total noninterest expense                                   5,359,108                     4,295,191                 3,993,937
                                                                ----------                     ---------                 ---------

INCOME BEFORE INCOME TAXES                                       1,362,022                     1,123,267                 1,416,702
--------------------------

   Income tax expense                                              292,340                       237,943                   396,216
                                                                ----------                     ---------                 ---------

NET INCOME                                                     $ 1,069,682                    $  885,324                $1,020,486
----------                                                      ==========                     =========                 =========


   Basic earnings per share                                    $       .94                    $      .75                $      .87
                                                                ==========                     =========                 =========
   Diluted earnings per share                                  $       .92                    $      .72                $      .83
                                                                ==========                     =========                 =========


NOTE:     The  accompanying  notes are an integral part of these  consolidated financial statements.

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998



                                                                                 2000             1999                      1998
                                                                                 ----             ----                      ----

Net Income                                                                      $1,069,682      $885,324               $1,020,486
                                                                                 ---------      -------                 ---------

  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on
       securities during the period, net
       of tax                                                                  ( 1,365,151)    ( 210,470)                 374,939

    Reclassification adjustments for realized gains (losses)included  in earnings, net of tax of ($850) $1,225, and $9,917 for 2000, 1999, and
       1998, respectively                                                            1,650     (   2,678)              (   19,200)

    Minimum pension liability adjustment
       net of tax of $5,128, and $733
       for 1999, and 1998,
       respectively                                                                    --          9,954                    1,422
                                                                                 ---------       -------                ---------

  Other comprehensive income (loss)                                            ( 1,363,501)     ( 203,194)                357,161
                                                                                 ---------        -------               ---------

Comprehensive income (loss)                                                    ($  293,819)      $682,130              $1,377,647
                                                                                 =========        =======               =========





Accumulated other comprehensive income (loss)                                  ($1,279,524)      $ 83,977              $  287,171
                                                                                 =========        =======               =========




NOTE:     The  accompanying  notes are an integral part of these  consolidated financial statements.

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                                                   MINIMUM
                                                       ADDITIONAL                    UNEARNED       UNEARNED       PENSION
                                           COMMON      PAID-IN        RETAINED       ESOP           RRP            LIABILITY
                                           STOCK       CAPITAL        EARNINGS       SHARES         SHARES         ADJUSTMENT
                                           ------      -------        --------       ------         ------         ----------

Balances, April 1, 1997                   $13,225      $12,689,158    $8,172,085     ($918,660)     ($486,055)     ($11,376)

 Net income for the year ended March 31,
  1998                                                                 1,020,486
 Cash dividends paid ($.28 per share)                                 (  338,965)
 ESOP shares earned                                         49,796                      83,690
 RRP shares earned                                                                                    110,283
 RRP shares forfeited                                          337                                      3,893
 Tax benefit from RRP                                       14,498
 Purchased 20,000 treasury shares
 Change in minimum pension liability
  adjustment                                                                                            1,422
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $183,259
                                        _______         __________     _________      _________     _________       ________

Balances, March 31, 1998                 13,225         12,753,789     8,853,606     (   834,970)  (  371,879)      ( 9,954)

 Net income for the year ended March 31,
  1999                                                                   885,324
 Cash dividends paid ($.31 per share)                                 (  376,262)
 ESOP shares earned                                        28,198                         49,820
 RRP shares earned                                                                                    114,132
 RRP shares granted                                         4,742                                  (   36,585)
 Tax benefit from RRP                                      19,815
 Purchased 43,894 treasury shares
 Change in minimum pension liability
  adjustment                                                                                                          9,954
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $109,804
                                         ______       __________       ________      _________     ________        _________

Balances, March 31, 1999                 13,225       12,806,544       9,362,668    ( 785,150)     (  294,332)          --

 Net income for the year ended March 31,
  2000                                                                 1,069,682
 Cash dividends paid ($.32 per share)                                    369,632)
 ESOP shares earned                                       14,468                       48,550
 RRP shares earned                                                                                     116,255
 RRP shares granted                                          365                                   (     2,725)
 RRP shares forfeited                                 (      264)                                        6,656
 Tax benefit from RRP                                      8,631
 Purchased 66,106 treasury shares
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $702,410


Balances, March 31, 2000                $13,225      $12,829,744     $10,062,718    ($ 736,600)    ($174,146)      $   --

                                         ======       ==========      ==========      ========       =======         =====

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                     GAIN (LOSS)ON
                                                                     SECURITIES
                                             TREASURY                AVAILABLE
                                             STOCK                   FOR SALE                 TOTAL
                                             -----                   --------                 -----

Balances, April 1, 1997                      ($  29,963)           ($ 58,614)               $ 19,369,800

 Net income for the year ended March 31,
  1998                                                                                         1,020,486
 Cash dividends paid ($.28 per share)                                                      (     338,965)
 ESOP shares earned                                                                              133,486
 RRP shares earned                                                                               110,283
 RRP shares forfeited                                            (     4,230)                        --
 Tax benefit from RRP                                                                             14,498
 Purchased 20,000 treasury shares                                (   259,687)              (     259,687)
 Change in minimum pension liability
  adjustment                                                                                       1,422
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $183,259                                                           355,739                     355,739

                                             ___________          __________               _____________
Balances, March 31, 1998                     (   293,880)            297,125                  20,407,062

 Net income for the year ended March 31,
  1999                                                                                           885,324
 Cash dividends paid ($.31 per share)                                                        (   376,262)
 ESOP shares earned                                                                               78,018
 RRP shares earned                                                                               114,132
 RRP shares granted                                                   31,843                          --
 Tax benefit from RRP                                                                             19,815
 Purchased 43,894 treasury shares                                (   635,915)                (   635,915)
 Change in minimum pension liability
  adjustment                                                                                       9,954
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $109,804                                                       (   213,148)                (   213,148)
                                          ___________              _________                   ___________

Balances, March 31, 1999                  (   897,952)                83,977                  20,288,980

 Net income for the year ended March 31,
  2000                                                                                         1,069,682
 Cash dividends paid ($.32 per share)                                                        (   369,632)
 ESOP shares earned                                                                               63,018
 RRP shares earned                                                                               116,255
 RRP shares granted                                                    2,360                          --
 RRP shares forfeited                                            (     6,392)                         --
 Tax benefit from RRP                                                                              8,631
 Purchased 66,106 treasury shares                                (   814,787)                (   814,787)
 Change in unrealized gain (loss) on
  available for sale securities net
  of applicable deferred income taxes of
  $702,410                               ___________             (1,363,501)                 ( 1,363,501)


Balances, March 31, 2000                ($1,716,771)             ($1,279,524)                 $18,998,646
                                         =========                 =========                   ==========



NOTE: The accompanying notes are an integral part of these consolidated financial statements.

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                               2000                  1999                   1998
                                                                               ----                  ----                   ----
OPERATING ACTIVITIES
  Net income                                                              $ 1,069,682          $    885,324           $ 1,020,486
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                                            522,654               491,818               423,166
     Provision for loan losses                                                222,500               100,000               157,500
     Provision for loss on foreclosed
       real estate                                                                 --                    --                50,000
     Loss (gain) on sale of mortgage-
       backed securities                                                           --                39,396                 7,392
     Loss (gain) on sale of investment
       securities                                                               2,500           (    43,300)          (    36,559)
     Net amortization (accretion) of
       mortgage-backed and investment securities                               76,345                 87,841                27,756
     Federal Home Loan Bank stock
       dividend                                                           (    77,900)          (     73,200)          (    68,200)
     Deferred income tax expense
       (benefit)                                                               42,012                  4,313               181,456
     Loss (gain) on sale of foreclosed
       real estate                                                        (     2,600)          (      7,465)          (    34,354)
     Loss (gain) on disposal of equipment and software                    (    26,821)                   --                 53,053
     Gain on pension plan settlement                                               --                    --            (   370,622)
     ESOP shares earned                                                      C 63,018                 78,018               133,486
     RRP shares earned                                                        116,255                114,132               110,283
     Amortization of goodwill                                                 238,226                123,520               123,520
  Decrease (increase) in:
    Accrued interest receivable                                           (    86,334)          (    100,110)          (   161,581)
    Other assets                                                          (   252,238)                51,692                91,409
  Increase (decrease) in:
    Accrued interest payable                                                   51,249                 28,233               172,678
    Accrued income taxes                                                  (     2,715)                45,134           (    90,588)
    Other liabilities                                                     (   226,429)                19,642               114,254
                                                                            ----------            ----------            ----------

         Net Cash Provided by Operating
          Activities                                                        1,729,404             1,844,988             1,904,535
                                                                           ----------            ----------            ----------

INVESTING ACTIVITIES
  Investment securities:
    Available for sale:
      Proceeds from sales, maturities and calls                               527,500            10,338,714            12,709,539
      Purchased                                                                    --          ( 17,536,505)          ( 7,024,383)
  Mortgage-backed securities:
    Available for sale:
      Proceeds from sale                                                           --             5,035,427             1,004,375
      Principal payments                                                    1,175,825             1,982,271             1,285,360
      Purchased                                                                    --           ( 3,839,845)         (  2,182,572)
  Purchased Federal Home Loan Bank stock                                           --           (    14,100)         (     22,800)
  Purchased Federal Reserve Bank stock                                             --                    --          (    190,750)
  Redemption of Federal Reserve Bank stock                                     45,000                    --                     --
  Loan originations and principal payments, net                          ( 22,063,403)         (  7,610,033)          (  8,581,515)
  Certificates of deposit with other banks:
    Proceeds from maturities                                                       --                293,000                    --
  Proceeds from sale of foreclosed real estate                                 55,500                 93,806               143,000
  Purchased premises and equipment                                       (    306,326)         (    434,960)          (  1,560,273)
  Proceeds from sale of equipment and fixtures                                241,700                    --                 33,950
  Purchased software                                                     (     47,415)         (     35,764)          (     89,838)
  Cash and cash equivalents acquired
    in purchase of Bank subsidiary in
    excess of cash invested                                              (  1,574,538)                  --                    --
                                                                            ----------           ----------            ----------

         Net Cash Used by Investing
          Activities                                                      ( 21,946,157)         ( 11,727,989)         (  4,475,907)
                                                                            ----------            ----------            ----------


                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                   (Continued)

                                                                              2000                   1999                   1998
                                                                              ----                   ----                   ----
FINANCING ACTIVITIES
    Net change in deposits                                              $  5,121,163            $12,805,104            $ 4,407,194
    Federal Home Loan Bank borrowings                                    102,765,000             20,547,000             25,507,000
    Repayment of Federal Home Loan
      Bank borrowings                                                  (  86,077,359)          ( 20,159,261)          ( 30,257,000)
    Repayment of long-term borrowings                                            --            (    550,000)          (    100,000)
    Decrease in federal funds purchased
      and securities sold under
      agreements to repurchase                                         (     129,440)          (    704,645)          (  1,433,967)
    Increase (decrease) in short term treasury
      tax and loan borrowings                                                489,173           (    189,119)          (    155,257)
    Dividends paid                                                     (     369,632)          (    376,262)          (    338,965)
    Treasury shares purchased                                          (     814,787)          (    635,915)          (    259,687)
                                                                          ----------             ----------             ----------

         Net Cash Provided (Used) by Financing
          Activities                                                      20,984,118             10,736,902           (  2,630,682)
                                                                         -----------             ----------              ----------

Net Change in Cash and Cash Equivalents                                      767,365                853,901           (  5,202,054)

Cash and Cash Equivalents, Beginning
    of Year                                                                4,486,156              3,632,255              8,834,309
                                                                         -----------             ----------             ----------
Cash and Cash Equivalents, End of
 Year                                                                   $  5,253,521            $ 4,486,156            $ 3,632,255
                                                                         ===========             ==========             ==========

Additional Cash Flows and Supplementary
 Information
    Cash paid during the year for:
      Interest on deposits and borrowings                               $  1,383,993            $ 1,086,800            $ 1,728,553
      Income taxes                                                      $    254,899            $   140,837            $   321,472
    Assets acquired in settlement of
      loans                                                             $    127,556            $    82,541            $    51,700
    Net unrealized gain (loss) on
      securities available-for-sale                                    ($  1,363,501)           $   213,148            $   355,739
    Liabilities assumed and cash paid in
      acquisition of Citizens Bank                                      $ 17,017,497                     --                     --
    Fair value of assets received                                       $ 13,749,846                     --                     --
    Amount assigned to goodwill                                         $  3,267,651                     --                     --



NOTE:      The  accompanying  notes are an integral part of these  consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------            ------------------------------------------

    A.            Organization

                  Classic Bancshares, Inc. (the "Corporation") was organized as a savings and loan holding company primarily for the purpose of acquiring and owning all of the outstanding common stock of Classic Bank (formerly Ashland Federal Savings Bank). Effective September 30, 1996, Classic Bancshares, Inc. became a bank holding company upon its acquisition of 100% of the outstanding common stock of First National Bank of Paintsville (First National).

                  As more fully described in Note 2, on May 14, 1999, Classic Bank acquired 100% of the outstanding common stock of Citizens Bank, Grayson, Kentucky. Citizens Bank was dissolved upon consummation of the merger and it assets and liabilities merged into Classic Bank with the former Citizens Bank continuing in operations as a branch of Classic Bank.

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

                  The Banks' net interest income is dependent primarily upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Banks, like most financial institutions, are subject to interest rate risk to the degree that their interest-bearing liabilities mature or reprice at different times, or on a different basis, than their interest earning assets.

         B.       Use of Estimates

                  In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particulary susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     C.           Principles of Consolidation

                  The consolidated financial statements include the accounts of the Corporation and the Banks. All significant intercompany balances and transactions have been eliminated.

     D.           Investment Securities and Mortgage-Backed and Related
                  Securities

                  The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investment securities be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available-for-sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified according to management's intent upon acquisition. The Corporation's stockholders' equity reflected net unrealized (losses) gains of ($1,279,524) and $83,977 at March 31, 2000, and 1999,
                  respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

     E.           Loans Receivable and Allowance for Loan Losses

                  Loans receivable, net are stated at unpaid principal balances, less the allowance for loan losses, plus or minus net deferred loan origination costs or fees, and the undisbursed portion of loans in process.

                  Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

                  It is the Corporation's policy to establish an allowance for loan losses for the purpose of absorbing losses associated with the loan portfolio. All actual loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors, including the

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     E.           Loans Receivable and Allowance for Loan Losses (Continued)

                  market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Management evaluates the carrying value of loans periodically in order to evaluate the adequacy of the allowance. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if the assumptions used in making the evaluations require material revision.

                  The Corporation accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral.

                  Under SFAS No. 114, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one-to-four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family and nonresidential loans, and its evaluation of any impairment thereon, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

                  At March 31, 2000 and 1999, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

     F.           Loan Origination Fees

                  Loan fees are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91. SFAS No. 91 requires loan origination fees and certain related direct loan origination costs be offset and the resulting net amount be deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, using the level yield method.

    G.            Foreclosed Real Estate

                  Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis.

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     G.           Foreclosed Real Estate (Continued)

                  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is six months.

     H.           Premises and Equipment

                  Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over estimated useful lives of the assets, estimated to be ten to fifty years for buildings and five to ten years for furniture, fixtures and equipment.

     I.           Goodwill and Other Intangibles

                  Goodwill resulting from the acquisition of First National and Citizens Bank totaled approximately $6.4 million and is being amortized over a twenty-five year period using the straight-line method. Management periodically evaluates the carrying value of these intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

     J.           Federal Income Taxes

                  The Corporation accounts for federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     J.           Federal Income Taxes (Continued)

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

     K.           Earnings Per Share

                  Basic earnings per share is calculated based on 1,132,025, 1,179,627, and 1,170,607 weighted average number of common shares outstanding for the years ended March 31, 2000, 1999, and 1998, respectively.

                  Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option and recognition and retention plan. Weighted average common shares deemed outstanding for purpose of computing diluted earnings per share totaled 1,157,567, 1,228,567, and 1,224,888 for the years ended March 31, 2000, 1999, and 1998, respectively. There were 17,830, 36,270, and 38,580 incremental shares related to the assumed exercise of stock options, and 7,712, 12,670, and 15,701 incremental shares related to the assumed issuance of recognition and retention plan shares for the years ended March 31, 2000, 1999, and 1998, respectively.

                  Options to purchase 36,326 and 5,000 shares of common stock with a weighted-average exercise price of $14.13 and $16.295 per share were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. These options expire between February 1, 2007 and April 19, 2009.

     L.           Comprehensive Income

                  The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", as of April 1, 1998. The Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     L.           Comprehensive Income (Continued)

                  is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Financial statements for earlier periods have been restated for comparative purposes. Accumulated comprehensive income consists of the change in unrealized gains/losses on securities designated as available for sale in accordance with SFAS No. 115, and the minimum pension liability adjustment.

     M.           Impact of Recent Accounting Pronouncements

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

                  The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

                  SFAS No. 133 as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

     N.           Financial Instruments

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

                              --------------------


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     O.           Fair Values of Financial Instruments

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

                  The  following  methods  and  assumptions  were  used  by  the
                  Corporation   in   estimating   fair   values   of   financial
                  instruments.

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

                  Accrued interest receivable and payable - The carrying amounts of accrued interest approximate their fair values.

                              --------------------

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     O.           Fair Values of Financial Instruments (Continued)

                  Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amount of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                  Federal Home Loan Bank advances - The fair value of FHLB advances was estimated by discounting the expected future cash flows using current interest rates for advances with similar terms and remaining maturities.

                  Short-term borrowings - The carrying amounts of borrowings under repurchase agreements and other short-term borrowings approximates their fair value.

                  Off-balance-sheet instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The fair value of such off-balance-sheet instruments are immaterial and, therefore, not disclosed.

                  Based on the  methods and  assumptions  set forth  above,  the
                  estimated   fair   value   of  the   Corporation's   financial
                  instruments as of March 31, 2000 and 1999 are as follows:

                                                                        2000                                 1999
                                                          --------------------------------      -------------------------------
                                                          CARRYING VALUE        FAIR VALUE      CARRYING VALUE       FAIR VALUE
                                                          --------------        ----------      --------------       ----------
                                                                                       (In thousands)
                  Financial Assets:
                   Cash and due from banks                  $   5,122          $  5,122           $ 3,088           $ 3,088
                   Federal funds sold and securities
                    purchased under agreements to resell          131               131             1,398             1,398
                   Securities available-for-sale               23,673            23,673            25,141            25,141
                   Mortgage-backed securities
                    available-for-sale                          3,230             3,230             4,479             4,479
                   Federal Home Loan Bank and
                   Federal Reserve Bank stock                   1,462             1,462             1,384             1,384
                   Loans receivable, net                      127,808           122,946            97,527            97,714
                   Accrued interest receivable                  1,139             1,139               952               952

                  Financial Liabilities:
                   Certificates of deposit                   $ 74,340          $ 74,243           $72,333           $72,723
                   Other deposit accounts                      60,557            60,557            45,399            45,399
                   Federal funds purchased and securities
                    sold under agreements to repurchase         2,688             2,688             2,817             2,817
                   Advances from the Federal Home Loan Bank    17,075            17,055               388               392
                   Other short-term borrowings                    574               574                85                85
                   Accrued interest payable                       533               533               419               419

                              --------------------

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------            ------------------------------------------

     P.           Cash and Cash Equivalents

                  For the purposes of reporting consolidated cash flows, the Corporation considers cash, balances with banks, federal funds sold, securities purchased under agreements to resell and interest-bearing cash deposits in other depository institutions with initial maturities of three months or less to be cash equivalents.

     Q.           Advertising Costs

                  Advertising costs are expensed when incurred.

     R.           Reclassifications

                  Certain presentations of accounts previously reported have been reclassified in these consolidated financial statements. Such reclassifications had no effect on net income or retained income as previously reported.

NOTE 2:           ACQUISITION
------            ------------------------------------------

                  Effective May 14, 1999, Classic Bank acquired 100% of the outstanding common stock of Citizens Bank, Grayson, Kentucky, utilizing the purchase method of accounting. Citizens Bank was dissolved upon consummation of the transaction with the assets and liabilities of Citizens merged into Classic Bank and the former Citizens Bank continuing in operations as a branch of Classic Bank.

                  The total acquisition cost was $4,581,777 cash. At May 14, 1999, the fair value of Citizens assets were $13,749,847, liabilities were $12,435,720, and net assets were $1,314,127. Goodwill recorded in connection with the transaction was $3,267,650.

                  The results of Citizens operations subsequent to May 14, 1999, are included in the consolidated financial statements. Presented below are unaudited pro-forma condensed consolidated results of operations for the years ended March 31, 2000 and 1999, assuming the transaction occurred at the beginning of the fiscal year ended March 31, 1999.

                                                                 2000                   1999
                                                              ------------          ------------
                                                           (In thousands except per share amounts)

                  Net interest income                            $6,054               $ 5,156
                  Net income                                     $  743               $   683
                  Basic earnings per share                       $ 0.66               $  0.58
                  Diluted earnings per share                     $ 0.64               $  0.56


                              --------------------


NOTE 3:           INVESTMENT AND MORTGAGE-BACKED SECURITIES
------            ------------------------------------------

                  Investment securities and mortgage-backed securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2000 and 1999 are as follows:

                                                                                GROSS             GROSS           ESTIMATED
                                                              AMORTIZED        UNREALIZED        UNREALIZED        FAIR
                                                              COST              GAINS            LOSSES            VALUE
                  Available-for-sale

                  March 31, 2000:
                   U. S. Treasury securities              $ 1,004,413      $         --      ($      9,851)     $    994,562
                   U. S. Government Agency
                    Securities                              3,297,432                --      (      95,608)        3,201,824
                   Obligations of state and
                     political subdivisions                16,070,475           107,803      (   1,247,522)       14,930,756
                   Corporate debt securities                4,551,251                --      (     563,679)        3,987,572
                   Corporate equity securities                625,000                --      (      67,188)          557,812
                                                         ------------       -----------        -----------       -----------
                                                          $25,548,571          $107,803      (  $1,983,848)      $23,672,526
                                                           ==========           =======          =========        ==========


                  March 31, 1999:
                   U. S. Treasury securities              $ 1,008,747        $  12,084        ($     3,453)      $ 1,017,378
                   U. S. Government Agency
                    Securities                              3,000,753           31,048                  --         3,031,801
                   Obligations of state and
                     political subdivisions                15,644,724          444,991         (   217,444)       15,872,271
                   Corporate debt securities                4,573,450           12,500         (   136,589)        4,449,361
                   Corporate equity securities                750,000           20,625                 --            770,625
                                                          -----------         --------         -----------       -----------
                                                          $24,977,674         $521,248         ($  357,486)      $25,141,436
                                                           ==========          =======             =======        ==========

                  The amortized cost, gross unrealized  gains,  gross unrealized
                  losses,   and   estimated   fair  values  of   mortgage-backed
                  securities at March 31, 2000 and 1999 are as follows:

                                                                                GROSS             GROSS           ESTIMATED
                                                             AMORTIZED         UNREALIZED        UNREALIZED         FAIR
                                                             COST               GAINS              LOSSES           VALUE
                  Available-for-sale

                  March 31, 2000:
                   FNMA                                     $1,467,428       $       --           ($18,745)        $1,448,683
                   FHLMC                                     1,210,178              813           ( 30,368)         1,180,623
                   Other
                   REMICS:                                     175,475               --           (  2,994)           172,481
                    FHLMC                                      439,497               --           ( 11,332)           428,165
                                                            ----------        ---------             ------         ----------
                                                            $3,292,578         $    813           ($63,439)        $3,229,952
                                                             =========          =======             ======          =========

                  March 31, 1999:
                   FNMA                                     $2,473,396       $       --           ($37,103)        $2,436,293
                   FHLMC                                       891,100           12,739                 --            903,839
                   Other                                       711,784            1,545                 --            713,329
                   REMICS:
                    FHLMC                                      439,380               --           ( 13,705)           425,675
                                                            ----------        ---------             ------         ----------
                                                            $4,515,660          $14,284           ($50,808)        $4,479,136
                                                             =========           ======             ======          =========

                              --------------------


NOTE 3:           INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)
------            ------------------------------------------

                  Gross realized gains and gross realized losses on the sale of available-for-sale investment and mortgage-backed securities were $0 and $2,500, respectively for the year ended March 31, 2000, $54,797 and $50,893, respectively for the year ended March 31, 1999, $39,859 and $10,692, respectively for the year ended March 31, 1998.

                  The amortized cost and estimated fair value of investment and mortgage-backed securities at March 31, 2000 and 1999 by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       2000                                1999
                                                             ---------------------------      ------------------------------
                                                                              ESTIMATED                           ESTIMATED
                                                               AMORTIZED      FAIR              AMORTIZED         FAIR
                                                               COST           VALUE             COST              VALUE
                                                                                   (In Thousands)

               Due in one year or less                        $    548       $    541          $        5         $        5
               Due after one year through five years             2,612          2,590               2,165              2,201
               Due after five years through ten years            6,167          6,098               2,156              2,273
               Due after ten years                              15,597         13,886              19,902             19,892
                                                                ------         ------              ------             ------
                                                                24,924         23,115              24,228             24,371

               Corporate equity securities                         625            558                 750                771
               Mortgage-backed securities-not
                 due at a single maturity date                   3,292          3,230               4,516              4,479
                                                                ------         ------             -------            -------
                   TOTAL                                       $28,841        $26,903             $29,494            $29,621
                                                                ======         ======              ======             ======



               Securities carried at approximately $20,603,105 at March 31, 2000, and $10,232,444 at March 31, 1999, were pledged to secure deposits of public funds and for other purposes required or permitted by law.

               The amortized cost of mortgage-backed securities includes unamortized premiums of $65,438 and $131,782 and unearned discounts  of $26,074  and  $35,516  at March 31,  2000 and 1999,
               respectively.

               Mortgage-backed   securities   with   adjustable   rates  totaled
               $1,267,302   and   $1,804,474   at  March  31,   2000  and  1999,
               respectively.

               Accrued interest receivable includes $422,998 and $419,930, at March 31, 2000 and 1999, respectively, related to investment and mortgage-backed securities.

                              --------------------


NOTE 4:           LOANS RECEIVABLE
------            ------------------------------------------

                  The components of loans in the consolidated statements of financial condition were as follows:

                                                                                                 MARCH 31
                                                                                       2000                     1999
                                                                                       ----                     ----
                                                                                              (In Thousands)
                  Real estate loans:
                   One-to-four family                                              $  71,928                  $61,992
                   Commercial                                                         15,216                   10,136
                   Multi-family                                                        1,486                    1,179
                   Construction                                                        2,670                    2,513
                  Consumer Loans:
                   Secured by deposits                                                 1,369                      383
                   Credit card                                                            --                        3
                   Installment                                                         9,598                    7,347
                   Other                                                               3,109                       68
                  Commercial loans                                                    23,687                   14,764
                                                                                    --------                   ------

                  Total loans receivable                                             129,063                   98,385

                  Less:  Undisbursed loans in process                                     10                       23
                         Unearned discounts and loan
                          origination costs                                      (        44)             (        26)
                         Allowance for loan losses                                     1,289                      861
                                                                                    --------                   -------
                  Total loans receivable, net                                       $127,808                   $97,527
                                                                                     =======                    ======


                  Loans with adjustable rates totaled $51.5 million and $41.2 million at March 31, 2000 and 1999, respectively.

                  Accrued interest receivable includes $711,395 and $527,319 at March 31, 2000 and 1999, respectively, related to loans receivable.

                  Activity in the allowance for loan losses is summarized as follows for the years ended March 31:


                                                                        2000                1999                1998
                                                                        ----                ----                ----

                  Balance at beginning of year                     $  860,658            $830,535            $801,180
                  Provision for losses                                222,500             100,000             157,500
                  Allowance resulting from
                   acquisition                                        505,989                 - -                 - -
                  Charge-offs                                     (   370,712)          ( 117,273)          ( 174,874)
                  Recoveries                                           70,867              47,396              46,729
                                                                   ----------            --------             -------
                  Balance at end of year                           $1,289,302            $860,658            $830,535
                                                                    =========             =======             =======

                  The  following is a summary of non-performing loans at March
31:

                              --------------------


NOTE 4:        LOANS RECEIVABLE (Continued)
------            ------------------------------------------

                                                                          2000        1999        1998
                                                                          ----        ----        ----
                                                                                (In Thousands)
               Accruing loans past due 90 days
                or more                                                   $153        $ 91        $ 25
               Nonaccrual loans                                            620         315         308
                                                                           ---         ---         ---

               Total non-performing loan
                balances at year end                                      $773        $406        $333
                                                                           ===         ===         ===

               Non-performing loans as a
                percentage of loans                                        .60%        .41%        .37%
                                                                          ====        ====         ===


                  In the normal course of business and subject to normal credit policies, the Banks make loans to officers, directors, their immediate family and business interests of such persons. At March 31, 2000 and 1999, the balances of loans to such parties were as follows:

                                                                                      2000                     1999
                                                                                      ----                     ----
                      Aggregate amount of indebtedness
                       at beginning of year                                         $4,021,932              $ 4,739,926
                      New loans                                                      5,820,796               12,972,146
                      Repayments                                                   ( 3,967,632)            ( 13,690,140)
                                                                                     ---------               ----------
                      Aggregate amount of indebtedness
                       at end of year                                               $5,875,096              $ 4,021,932
                                                                                     =========               ==========


NOTE 5:           PREMISES AND EQUIPMENT
------            ----------------------

                  Premises and equipment at March 31, 2000 and 1999 by major classifications are as follows:

                                                                                        2000                     1999
                                                                                        ----                     ----
                      Land                                                           $1,267,198               $  947,198
                      Buildings and improvements                                      3,468,032                3,145,300
                      Furniture and equipment                                         2,954,576                2,685,546
                                                                                      ---------                ---------

                           TOTAL                                                      7,689,806                6,778,044
                           -----
                      Less: Accumulated depreciation                                  2,627,877                2,254,324
                                                                                      ---------                ---------
                                                                                     $5,061,929               $4,523,720
                                                                                      =========                =========

                  Depreciation expense charged to operations for the years ended March 31, 2000, 1999, and 1998 totaled $426,917, $379,242, and
                  $309,267, respectively.

                              --------------------


NOTE 6:           DEPOSITS
------            --------

                  The aggregate amount of short-term jumbo certificates of deposit each with a minimum denomination of $100,000 or more was approximately $23,623,029 and $21,087,520 at March 31, 2000 and 1999, respectively.

                  At March 31, 1999, the scheduled maturities of certificates of deposit were as follows for the years ending March 31:


                              2001                                                            $57,553,623
                              2002                                                             13,401,887
                              2003                                                              1,674,046
                              2004                                                                566,370
                              2005 and thereafter                                               1,144,541
                                                                                              -----------
                                                                                              $74,340,467

                  Interest expense on deposits is summarized as follows for the years ended March 31:

                                                                         2000                1999              1998
                                                                         ----                ----              ----
                                                                                        (In Thousands)

                      Certificates of deposit                          $3,856              $3,773            $3,398
                      NOW accounts and money
                        market demand accounts                            996                 534               387
                      Passbook and club accounts                          404                 389               429
                                                                       ------              ------            ------
                                                                       $5,256              $4,696            $4,214
                                                                        =====               =====             =====


NOTE 7:           ADVANCES FROM FEDERAL HOME LOAN BANK
------            ------------------------------------

                  Advances from the Federal Home Loan Bank of Cincinnati totaled $17,075,380 at March 31, 2000. In addition, the Federal Home Loan Bank had issued for the account of Classic Bank, $5,250,000 in standby letters of credit for the benefit of depositors of public funds. The advances and letters of credit are collateralized with the Bank subsidiaries Federal Home Loan Bank stock with a carrying value of $1,156,100 and certain residential real estate mortgage loans in the amount of $33,492,865.

                  At March 31, 2000, advances with an original term of 90 days or less, and a weighted average interest rate of 6.5% totaled $16,200,000. Advances requiring monthly principal reductions with a weighted average maturity of 6.7 years and a weighted average interest rate of 6.75% totaled $875,380.

                              --------------------

NOTE 7:           ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)
------            ------------------------------------

                  Scheduled principal payments are due as follows:

                  Due in fiscal year ending:
                      March 31, 2001                                                  $16,239,790
                      March 31, 2002                                                       42,548
                      March 31, 2003                                                       45,497
                      March 31, 2004                                                      337,895
                      March 31, 2005                                                       28,293
                      After March 31, 2005                                                381,357
                                                                                     ------------
                                                                                      $17,075,380

                  At March 31, 2000, the Banks had unused borrowing capacity for advances with the Federal Home Loan Bank of Cincinnati in the amount of approximately $6.0 million, and the Corporation had an unsecured, unused line of credit with other financial institutions totaling $600,000.

NOTE 8:           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
------            ----------------------------------------------

                  Securities sold under agreements to repurchase at March 31, 2000 and 1999 totaled $2,651,834 and $2,098,887, respectively.

                  Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                           2000                   1999
                                                                                           ----                   ----
                  Average balance during the year                                       $3,200,242             $2,408,878
                  Average interest rate during the year                                       5.13%                  5.15%
                  Maximum month-end balance during the year                             $4,251,218             $3,515,612


                  U.S. Government Agency and municipal securities underlying the agreements at year-end:

                      Amortized cost                                                    $5,198,082             $2,201,115

                      Estimated fair value                                              $5,076,147             $2,297,277

                  Securities sold under agreements to repurchase at March 31, 2000 and 1999 had a maturity of one day.

NOTE 9:           OTHER BORROWINGS
------            ----------------

                  Other short-term borrowings at March 31, 2000 and 1999 consist of term treasury tax and loan deposits and are generally repaid within one to twenty days from the date of the transaction. Securities with an amortized cost of $2,197,432 and $2,206,533 and an estimated fair value of $2,165,041 and $2,241,620, were pledged at March 31, 2000 and 1999,
                  respectively,   as  collateral   for  treasury  tax  and  loan
                  deposits.

                              --------------------


NOTE 10:          INCOME TAXES
------            ------------
                  The provision for income taxes consists of:

                                                                                    YEARS ENDED MARCH 31
                                                                           2000              1999                  1998
                                                                           ----              ----                  ----
                  Currently payable - Federal                            $241,698           $214,921             $200,262
                  Deferred             - Federal                           42,012              4,313              181,456
                                                                         --------           --------              -------
                                                                         $283,710           $219,234             $381,718

                  Federal tax benefit from RRP
                    credited to paid in capital                             8,630             18,709               14,498
                                                                         --------           --------              -------
                                                                         $292,340           $237,943             $396,216
                                                                          =======            =======              =======

                  The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income taxes:


                                                                                     YEARS ENDED MARCH 31
                                                                        2000                 1999               1998
                                                                        ----                 ----               ----
                  Tax at statutory rate                                 34.0%                34.0%              34.0%
                  Tax exempt income                                    (20.3)               (20.0)             (10.6)
                  Non-deductible expenses                                9.1                  5.4                4.6
                  Other                                               (  1.3)                 1.8                - -
                                                                       -----                -----             ------
                                                                        21.5%                21.2%              28.0%
                                                                        ====                 ====               ====

                  The components of the Corporation's net deferred tax asset (liability) as of March 31, 2000 and 1999, are summarized as follows:

                                                                                              2000               1999
                                                                                              ----               ----
                      Deferred tax assets:
                       Loans and loan loss allowance                                       $104,036             $179,123
                       AMT credit carryforward                                               85,717               75,819
                       Retirement and incentive programs                                     52,303               42,602
                       Foreclosed real estate                                                37,501               37,501
                       Net unrealized loss on available for sale securities                 659,148                   --
                       Other assets                                                           9,416               20,050
                                                                                           --------            ---------
                                                                                            948,121              355,095
                                                                                            -------             --------
                      Deferred tax liabilities:
                       Federal Home Loan Bank stock dividends                              ( 229,228)          (  202,742)
                       Premises and equipment                                              ( 369,946)          (  353,950)
                       Retirement and incentive programs                                   ( 264,195)          (  264,195)
                       Accretion on securities                                             (  13,356)          (   10,377)
                       Deferred loan origination costs                                     (  26,091)          (   17,547)
                       Net unrealized gain on available-
                        for-sale securities                                                      --            (   43,262)
                                                                                         -----------             --------
                                                                                           ( 902,816)          (  892,073)
                                                                                             -------              -------

                      Net deferred tax asset (liability)                                  $  45,305             ($536,978)
                                                                                           ========               =======

                              --------------------


NOTE 10:          INCOME TAXES (Continued)
-------           ------------

                  The Corporation had available at March 31, 2000, alternative minimum tax credit carryforwards for tax purposes of approximately $85,717 which may be carried forward indefinitely and used to reduce federal income taxes.

                  In computing federal income taxes, savings institutions, such as Classic Bank, were allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deductions had accumulated to approximately $1.9 million at March 31, 2000. The estimated deferred tax liability on such amount is approximately $635,000, which has not been recorded in the accompanying consolidated financial statements. The Banks do not have any significant post 1987 increases in the percentage of earnings bad debt deduction subject to recapture. Banks can no longer utilize the percentage of earnings method to compute their bad debt deduction.

NOTE 11:          OFF BALANCE SHEET ACTIVITIES

                  Credit-Related Financial Instruments. The Corporation is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

                  The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same crtedit policies in making commitments as it does for on-balance-sheet instruments.

                  At  March  31,  2000  and  1999,   the   following   financial
                  instruments were outstanding whose contract amounts represent credit risk:


                                                                                                Contract Amount
                                                                                         March 31              March 31
                                                                                         2000                   1999
                                                                                    -------------           -----------
                                                                                                 (In thousands)

                     Commitments to grant loans                                        $4,381                  $1,475
                     Unfunded commitments under lines of credit                         8,319                   9,348
                     Commercial and standby letters of credit                             191                     185

                              --------------------


NOTE 11:          OFF BALANCE SHEET ACTIVITIES (Continued)
-------           ----------------------------
                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

                  Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

                  Commercial and standby letters-of-credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

NOTE 12:          LEGAL CONTINGENCIES
-------           -------------------

                  Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporatin's consolidated financial statements.

NOTE 13:          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT
-------           ------------------------------------------

                  All of the Banks' loans, commitments and standby letters of credit have been granted to customers in the Banks' market area. Investments in state and municipal securities primarily involve government entities within the Banks' market area. The concentration of credit by type of loan are set forth in Note 4.

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

                              --------------------


NOTE 13:          SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT (Continued)
-------           ------------------------------------------

                  The Banks' credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

                  The Corporation had deposits with other financial institutions which exceeded the federally insured limits at March 31, 2000 by approximately $613,850. The Corporation does not have a policy for requiring collateral on such deposits.

NOTE 14:          BENEFIT PLANS
-------           -------------

                  The Corporation and its subsidiaries participates in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees of the Corporation and its subsidiaries meeting certain service and age requirements. The plan operates on a fiscal year ending June 30, and it is the policy of the Corporation to fund the normal cost of the plan. Contributions to the plan for the years ended March 31, 2000, 1999 and 1998 were $0, $0, and $6,185, respectively. The data available from the plan administrators is not sufficient to determine the Corporation's share of the pension plan's accumulated benefit obligation or the net assets attributable to the Corporation.

                  Effective July 1, 1997, First National's defined benefit plan was terminated and its plan assets were merged into the Corporation's Pentegra multi-employer pension plan resulting in a settlement gain of $370,622 or $244,611 after tax. All eligible employees of First National became participants in the Corporation's multi-employer pension plan. Prepaid pension expense of $777,045, representing the excess of the fair value of pension plan assets over the accrued actuarial pension liability at July 1, 1998, is included in other assets in the consolidated statement of financial condition at March 31, 2000 and 1999.

                  For the year ended March 31, 1998, non-employee directors of Classic Bank and Classic Bancshares, Inc. were eligible to participate in a retirement plan that provided benefits equal to approximately one-half of the monthly compensation paid to active directors for a period not to exceed the earlier of the number of months a participant served as director, or the participant's death. Effective April 1, 1998, this plan was amended to exclude from eligibility, all currently active directors. Directors that retired prior to April 1, 1998, continue to receive benefits which are funded annually from current operations, and totaled $10,200 and $10,304 for the years ended March 31, 2000 and 1999, respectively.

                              --------------------


NOTE 14:          BENEFIT PLANS (Continued)
-------           -------------

                  The  following  table  sets  forth the  directors'  retirement
                  plan's   funded   status  and   amounts   recognized   in  the
                  consolidated financial statements at March 31, 1998:

                                                                                                                    1998
                           Actuarial present value of benefit obligations:
                             Vested accumulated benefits                                                         ($ 50,460)
                             Non-vested accumulated benefits                                                     (  57,356)
                                                                                                                   -------
                               Total accumulated benefits                                                        ( 107,816)
                           Unrecognized prior service cost
                            being recognized over 10 years                                                          35,056
                           Unrecognized net obligation being
                            recognized over 10 years                                                                 9,954
                           Unrecognized net loss being
                            recognized over 10 years                                                                36,393
                           Adjustment to recognize minimum
                            liability                                                                            (  81,403)
                               Accrued pension cost                                                              ($107,816)

                           Net pension cost includes the following components:
                             Service costs - benefits earned
                              during year                                                                         $ 5,626
                             Interest cost on benefit obligation                                                    7,202
                             Amortization of prior service cost,
                              net obligation and net loss                                                           5,843
                             Other
                                                                                                                (   2,248)
                                                                                                                  -------
                               Net pension cost                                                                  $ 16,423
                                                                                                                  =======


                  A discount rate of 7.0% was used in determining net pension cost for 1998.

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

                              --------------------


NOTE 14:          BENEFIT PLANS (Continued)
-------           -------------

                  The following table sets forth the supplemental executive retirement plan's funded status and amounts recognized in the consolidated financial statements at March 31, 2000 and 1999, and 1998:


                                                                                 2000              1999             1998
                                                                                 ----              ----             ----
                      Accumulated vested benefit obligation                     ($34,231)        ($23,449)        ($14,758)
                                                                                  ======           ======           ======

                      Projected benefit obligation                              ($71,462)        ($50,012)        ($36,007)
                      Under (over) accrual                                        10,449         (    122)        (  3,601)
                                                                                 ------           -------          -------

                      Accrued retirement cost                                   ($61,013)        ($50,134)        ($39,608)
                                                                                  ======           ======           ======

                      Net retirement cost includes the following components:

                      Service cost - benefits earned
                       during the year                                           $13,357          $11,685          $11,217
                      Interest cost                                                3,740            2,293            1,468
                      Other                                                     (  6,218)       (   3,452)       (   2,069)
                                                                                  ------           ------          -------

                      Net retirement cost                                        $10,879          $10,526          $10,616
                                                                                  ======           ======           ======

                      Discount rate                                                  7.0%             7.0%             7.0%
                                                                                   =====            =====             ====
                      Rate of increase in future
                       compensation levels                                           5.0%             5.0%             5.0%
                                                                                   =====            =====             ====

                  In conjunction with the stock conversion, the Corporation established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Corporation and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Banks make scheduled discretionary contributions to the ESOP sufficient to service the debt.
                  Shares are allocated to participants' accounts under the shares allocated method. The cost of shares not committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Effective April 1, 1998, the ESOP loan terms were amended to extend the loan maturity from 15.5 years to 23.5 years. This change in the ESOP loan terms reduced ESOP expense for the years ended March 31, 2000 and 1999, by approximately $38,250 and $48,500, respectively.

                              --------------------


NOTE 14:          BENEFIT PLANS (Continued)
-------           -------------

                  Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest; dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Allocated ESOP shares become outstanding for earnings-per-share computations. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the years ended March 31, 2000, 1999, and 1998 was $63,080, $78,018, and $133,485, respectively.

                  The ESOP shares at March 31, 2000 and 1999 are as follows:


                                                                                            2000                    1999
                                                                                            ----                    ----

                      Allocated shares                                                     32,140                  27,285
                      Unearned shares                                                      73,660                  78,515
                                                                                       ----------              ----------
                        Total ESOP shares                                                 105,800                 105,800
                                                                                        =========               =========

                      Fair value of unearned shares                                    $  773,430              $1,128,653
                                                                                        =========               =========


                  On July 29, 1996, stockholders of the Corporation approved the 1996 Recognition and Retention Plan ("RRP"). Under the RRP, restricted stock awards of up to 4% of the common stock sold in the conversion may be awarded to the directors, officers and key employees of the Corporation and its subsidiaries. The Corporation completed the funding of the plan in September 1996 by purchasing 52,900 shares of common stock in the open market at a total cost of $621,575, which reduced consolidated stockholders equity. At March 31, 2000, vested, unvested and unawarded RRP shares totaled 30,563, 21,793 and 544, respectively.

                  The holders of the restricted shares have all of the rights of a shareholder, except that they cannot sell, assign, pledge or transfer any of the restricted shares during the restricted period. The restricted shares vest at a rate of 20% on each anniversary of the grant date. RRP expense of $116,255, $114,133, and $110,284 was recorded for the years ended March 31, 2000, 1999, and 1998 respectively.

                  During the fiscal year ended March 31, 1998, the Corporation adopted a 401(k) Savings and Profit Sharing Plan covering substantially all employees. Under the plan, the Corporation matches 50.0% of the employee's contribution up to 3.0% of the employee's salary. Total expense under this plan was $47,842, $37,555 and $9,058 for the years ended March 31, 2000, 1999, and 1998, respectively.

                              --------------------


NOTE 15:          STOCK OPTION PLAN
-------           -----------------

                  On July 29, 1996, stockholders of the Corporation approved the 1996 Stock Option and Incentive Plan ("SOP"). Under the 1996 SOP 132,250 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries.

                  The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by fiscal year of grants, net of subsequent forfeitures:

                                                                            Shares Granted              Exercise Price
                                                                            --------------              --------------
                      July 29, 1996                                            106,774                      $10.8125
                      February 1, 1997                                          19,300                      $13.3750
                      September 14, 1998                                         4,500                      $13.8750
                      October 12, 1998                                           1,026                      $13.7500
                      April 19, 1999                                               200                      $13.6250

                  All grants under the 1996 "SOP" are exercisable at the fair market value at the date of the grants. The options vest with the grantees at the rate of 20% per year on each anniversary date of the grants and are available for exercise, subject to the vesting schedule, for up to ten years from the grant date.

                  A summary of the status of the Corporation's 1996 stock option plan as of March 31, 2000, 1999, and 1998, and changes during the periods ending on those dates is presented below:

                                               2000                         1999                         1998
                                          -----------------        ---------------------          -------------------
                                                     WEIGHTED                   WEIGHTED                    WEIGHTED
                                                     AVERAGE                    AVERAGE                     AVERAGE
                                                     EXERCISE                   EXERCISE                    EXERCISE
                                          SHARES     PRICE         SHARES       PRICE          SHARES       PRICE
          Options outstanding at
            beginning of year             132,050     $11.32      126,524       $11.21         126,524      $11.21
          Granted                             200      13.63        5,726        13.85               0         - -
          Exercised                             0        --             0           --               0         - -
          Forfeited                      (    450)     13.38     (    200)       13.85               0         - -
                                         ---------                -------                      -------
          Options outstanding at
            end of year                   131,800      11.28      132,050        11.32         126,524       11.21
                                          =======                 =======                      =======

          Eligible for exercise at
            year end                       76,749      11.28       50,610       $11.32          25,305      $11.21
                                          =======                 =======                      =======

          Weighted average fair value
            of options granted during
            the year                                   $3.98                    $ 3.06                         N/A

                              --------------------


NOTE 15:          STOCK OPTION PLAN (Continued)
-------           -----------------

                  The following information applies to options outstanding at March 31, 2000:

                                                                                       AVERAGE                  AVERAGE
                          RANGE OF                                                     REMAINING                EXERCISE
                          EXERCISE PRICE                   OUTSTANDING                LIFE (YEARS)              PRICE
                          $10.8125 to $13.875                131,800                      6.5                   $11.28


                  On July 27, 1998, the stockholders of the Corporation approved the 1998 Premium Price Stock Option Growth Plan. Under the 1998 SOP, 50,000 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. During the years ended March 31, 1999 and 2000, options to purchase 5,000 shares and 6,300 shares at an exercise price of $16.295 and $14.988 per share, respectively, were awarded. The exercise price represents 110.0% of the stocks' fair market value on the date of the grants. These grants vest immediately with the grantees and may be exercised at any time up to ten years.

                  A summary of the Corporation's 1998 Premium Price Stock Option Growth Plan as of March 31, 2000 and 1999, and changes during the periods ending on those dates is presented below:

                                                                              2000                        1999
                                                                     -------------------------          ------------------------
                                                                                     WEIGHTED                          WEIGHTED
                                                                                     AVERAGE                           AVERAGE
                                                                                     EXERCISE                          EXERCISE
                                                                     SHARES          PRICE              SHARES         PRICE

                  Options outstanding at beginning of year           5,000           $16.30                  0             --
                  Granted during the year                            6,300           $14.99              5,000          $16.30
                  Exercised                                              0              --                   0             --
                  Forfeited                                              0              --                   0             --
                                                                    ------                               -----
                  Options outstanding at end of year                11,300           $15.57              5,000          $16.30
                                                                    ======                               =====

                  Eligible for exercise at year end                 11,300           $15.57              5,000          $16.30
                                                                    ======                               =====

                  Weighted-average fair value of
                    options granted during the year                  $3.55                               $2.91


                  The following information applies to options outstanding at March 31, 2000:

                                                                         AVERAGE                   AVERAGE
                    RANGE OF                                             REMAINING                 EXERCISE
                  EXERCISE PRICE                  OUTSTANDING            LIFE (YEARS)              PRICE
                  --------------                 ------------            ------------              -----
                  $14.988 to $16.295               11,300                     9.0                  $15.57

                              --------------------


NOTE 15:          STOCK OPTION PLAN (Continued)
-------           -----------------

                  During the fiscal year ended March 31, 1997, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

                  The Corporation utilizes APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                               MARCH 31
                                                                    2000             1999               1998
                                                                    ----             ----               ----
                   Net earnings
                   As reported                                   $1,069,682         $885,324         $1,020,486
                   Pro forma                                     $  983,115         $814,513         $  960,365

                  Earnings per share
                   Basic:
                    As reported                                  $      .94         $    .75         $      .87
                    Pro forma                                    $      .86         $    .69         $      .82
                   Diluted:
                    As reported                                  $      .92         $    .72         $      .83
                    Pro forma                                    $      .85         $    .66         $      .78

                  The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield 3.0%; expected volatility of 28.9%; risk free interest rate of 6.52%; and expected lives of 7 years.

NOTE 16:          REGULATORY CAPITAL REQUIREMENTS
-------           -------------------------------

                  Classic Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). First National Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet

                              --------------------

NOTE 16:          REGULATORY CAPITAL REQUIREMENTS  (Continued)
-------           -------------------------------

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

                  Quantitative measures established by regulation to ensure capital adequacy require First National to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

                  As of March 31, 2000 and 1999, the most recent notification from regulatory agencies categorized First National as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those dates that management believes have changed the bank's category.

                  As of March 31, 2000 and 1999, management believes that First National met all capital adequacy requirements to which the Bank is subject.

                                                                                                            TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                            FOR CAPITAL                  PROMPT CORRECTIVE
                                                     ACTUAL               ADEQUACY PURPOSES              ACTION PROVISIONS
                                               AMOUNT       RATIO         AMOUNT       RATIO            AMOUNT         RATIO
                                               ------       -----         ------       -----            ------         -----
        FIRST NATIONAL BANK                                           (Dollars in thousands)
        As of March 31, 2000

         Total Capital
          (to Risk Weighted Assets)            $6,602       12.9%        >=$4,084     >=8.0%          >=$5,105      >=10.0%
         Tier I Capital
          (to Risk Weighted Assets)            $6,077       11.9%        >=$2,042     >=4.0%          >=$3,063      >= 6.0%
         Tier I Capital
          (to Adjusted Total Assets)           $6,077        8.2%        >=$2,955     >=4.0%          >=$3,694      >= 5.0%


        As of March 31, 1999:

         Total Capital
          (to Risk Weighted Assets)            $8,199       17.6%        >=$3,728     >=8.0%          >=$4,660      >=10.0%
         Tier I Capital
          (to Risk Weighted Assets)            $7,698       16.5%        >=$1,864     >=4.0%          >=$2,796      >= 6.0%
         Tier I Capital
          (to Adjusted Total Assets)           $7,698       11.1%        >=$2,776     >=4.0%          >=$3,470      >= 5.0%

                              --------------------


NOTE 16:          REGULATORY CAPITAL REQUIREMENTS (Continued)
-------           -------------------------------

                  The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, Classic Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

                  As of March 31, 2000 and 1999, the most recent notification from regulatory agencies categorized Classic Bank as well capitalized under the framework for prompt corrective action. To be categorized as "well-capitalized", Classic Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since those dates that management believes have changed the Bank's category.

                  As of March 31, 2000 and 1999, management believes that Classic Bank met all capital adequacy requirements to which the Bank is subject.

                                                                                                               TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                          FOR CAPITAL                    PROMPT CORRECTIVE
                                                    ACTUAL              ADEQUACY PURPOSES                ACTION PROVISIONS
                                              AMOUNT        RATIO       AMOUNT         RATIO            AMOUNT         RATIO
                                              ------        -----       ------         -----            ------         -----
                                                                         (Dollars in thousands)

                  CLASSIC BANK
                  March 31, 2000

                  Tangible capital            $7,074          7.2%      >=$1,480       >=1.5%          >=$4,934      >= 5.0%
                  Core capital                $7,074          7.2%      >=$3,947       >=4.0%          >=$5,921      >= 6.0%
                  Risk-based capital          $7,838         11.8%      >=$5,327       >=8.0%          >=$6,658      >=10.0%

                  March 31, 1999

                  Tangible capital            $8,335         11.8%      >=$1,057       >=1.5%          >=$3,522      >= 5.0%
                  Core capital                $8,335         11.8%      >=$2,818       >=4.0%          >=$4,226      >= 6.0%
                  Risk-based capital          $8,695         21.1%      >=$3,302       >=8.0%          >=$4,127      >=10.0%

                              --------------------

NOTE 16:          REGULATORY CAPITAL REQUIREMENTS (Continued)
-------           -------------------------------

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

                  First National is also subject to regulatory restrictions on the payment of dividends to the Corporation. At March 31, 2000, approximately $171,000 of First National's retained earnings was potentially available for distribution to the Corporation.

NOTE 17:          CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------           -----------------------------------------------------

                  The following condensed financial statements summarize the financial position of the Corporation as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended March 31, 2000, 1999, and 1998:


                  Statements of Financial Condition                              March 31, 2000            March 31, 1999
                  ---------------------------------                              --------------            --------------
                  Assets
                   Cash and temporary investments                               $    150,078               $    123,340
                   Securities available for sale                                     245,000                    262,500
                   Accrued interest receivable                                         5,625                      5,625
                   Note receivable - ESOP                                            786,465                    823,045
                   Equity in net assets of Bank
                    Subsidiaries                                                  11,318,917                 11,195,645
                   Other assets                                                      119,053                    286,412
                                                                                  ----------                -----------
                  Total Assets                                                  $ 12,625,138                $12,696,567
                                                                                   ==========                ==========

                  Liabilities
                   Accounts payable and accrued expenses                        $     51,500               $     96,966
                   Deferred income taxes                                                  --                      4,784
                                                                                ------------                -----------
                  Total Liabilities                                                   51,500                    101,750
                                                                                ------------                 ----------

                  Stockholders' Equity
                   Common stock                                                       13,225                     13,225
                   Additional paid-in capital                                     12,676,485                 12,675,092
                   Retained earnings                                               2,575,733                  1,875,684
                   Net unrealized gain (loss) on available
                    for sale securities                                        (       3,300)                     8,250
                   Treasury stock                                              (   1,716,771)             (     897,952)
                   Unearned ESOP shares                                        (     736,600)             (     785,150)
                   Unearned RRP shares                                         (     235,134)             (     294,332)
                                                                                  ----------               -----------
                  Total Stockholders' Equity                                    $ 12,573,638               $ 12,594,817
                                                                                  ----------                ----------

                  Total Liabilities and Stockholders' Equity                    $ 12,625,138               $ 12,696,567

                                                                                  ==========                 ==========


                              --------------------


NOTE 17:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------

                                                                                      YEARS ENDED MARCH 31,
    Statements of Income                                                 2000                  1999                   1998
    --------------------                                                 ----                  ----                   ----
    Income
     Equity in undistributed earnings
      of bank subsidiaries                                            $  674,722             $  296,143           $1,101,757
     Dividends from bank subsidiaries                                    600,000                803,910               45,000
     Other income                                                         12,652                     --                   --
     Interest and dividend income                                         77,512                 80,198               89,902
                                                                      ----------             ----------            ---------

    Total Income                                                       1,364,886              1,180,251            1,236,659
                                                                       ---------              ---------            ---------

    Expenses
     Salaries and benefits                                                66,426                 44,184               16,189
     Interest expense                                                     18,139                 33,829               53,012
     Legal and accounting fees                                            66,765                 61,210               49,525
     Corporate management fees                                           103,140                104,674               57,360
     Printing and supplies                                                18,636                 29,498               24,633
     Other professional services                                          36,975                 28,853               35,363
     Directors fees                                                      64,800                  64,800               19,200
     Other expenses                                                       36,235                 37,619               25,137
                                                                      ----------             ----------            ---------

    Total Expenses                                                       411,116                404,667              280,419
                                                                      ----------             ----------            ---------

    Income Before Income Taxes                                           953,770                775,584              956,240
     Federal and state income
      tax benefit (expense)                                             115,912                 109,740               64,246
                                                                      ----------              ----------            ---------

    Net Income                                                        $1,069,682             $  885,324           $1,020,486
                                                                       =========              =========            =========

                                -----------------

NOTE 17:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
--------  -----------------------------------------------------

                                                                                         YEARS ENDED MARCH 31,
    Statements of Cash Flows                                             2000                   1999                 1998
    ------------------------                                             ----                   ----                 ----
    Operating Activities
     Net income                                                       $1,069,682             $ 885,324            $1,020,486
      Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation                                                        1,326                 1,326                   553
       Equity in undistributed net income
       of subsidiary                                                 (   674,722)           (  296,143)          ( 1,101,757)
       Earned RRP shares                                                  59,198               114,133               110,283
       Deferred income taxes                                         (        18)                  271                   263
     Decrease (increase) in:
      Accrued interest receivable                                            --                     --                 7,070
      Other assets                                                       165,925            (  127,844)               82,835
     Increase (decrease)
      Accounts payable and accrued expenses                          (    46,814)               61,530           (    86,610)
      Accrued income taxes                                                  --                     --            (    90,588)
                                                                      ----------             ---------              ---------

    Net Cash Provided (Used) by Operating Activities                     574,577               638,597            (   57,465)
                                                                      ----------              --------              ---------

    Investing Activities:
      Repayment on loan receivable from ESOP                              36,580                36,580                66,125
      Purchased equipment                                                     --                    --            (    6,632)
      Nondividend distribution from First National Bank                2,000,000                    --                    --
       Additional capital invested in Classic Bank                   ( 1,400,000)                   --                    --
      Dividend distribution from subsidiary in
        excess of current year's earnings                                     --               871,090                    --
      Purchased securities available for sale                                 --                    --            (   250,000)
                                                                      ----------               -------              ---------

    Net Cash Provided (Used) by Investing Activities                     636,580               907,670            (   190,507)
                                                                      ----------               -------              ---------

    Financing Activities
      Repayment of borrowings                                                 --            (  550,000)          (   100,000)
      Dividends paid                                                 (   369,632)           (  376,262)          (   338,965)
      Treasury shares purchased                                      (   814,787)           (  635,915)          (   259,687)
                                                                      ----------               --------             ---------

    Net Cash Used by Financing Activities                            ( 1,184,419)           ( 1,562,177)          (   698,652)
                                                                       ---------              ---------             ---------

    Net Increase (Decrease) in Cash
     and Cash Equivalents                                                 26,738            (    15,910)          (   946,624)

    Cash and Cash Equivalents at
     Beginning of Year                                                   123,340                 139,250            1,085,874
                                                                      ----------              ----------            ---------

    Cash and Cash Equivalents at
     End of Year                                                     $   150,078             $   123,340           $  139,250
                                                                       =========              ==========             =========

                             STOCKHOLDER INFORMATION


                                Corporate Office

                             344 Seventeenth Street
                                Ashland, KY 41101

                                 Annual Meeting

         The Annual Meeting of Stockholders will be held at 4:00 p.m., Ashland Kentucky time on July 25, 1999 at the AEP Kentucky headquarters building, corner of 17th Street and Central Avenue, Ashland, Kentucky 41101.

                          Annual Report on Form 10-KSB

         A copy of the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission may be obtained without charge upon written request to Lisah M. Frazier, Senior Vice President and Chief Financial Officer, Classic Bancshares, Inc., 344 Seventeenth Street Ashland, Kentucky 41101, or by calling (606) 325-4789, or by e-mail at lfrazier@classicbank.com. The report may also be obtained from EDGAR via the Internet.

                            Registrar/Transfer Agent

         Communications regarding change of address, transfer of stock and lost certificates should be sent to:

                     American Stock Transfer & Trust Company
                                 40 Wall Street
                            New York, New York 10005
                                 (212) 936-5100
                                 www.amstock.com
                            E-mail: info@amstock.com


                             Independent Accountants

                      Smith, Goolsby, Artis & Reams, P.S.C.
                               1330 Carter Avenue
                                Ashland, KY 41101


     General Counsel                              Special Counsel

      Rose, Short & Pitt                   Silver, Freedman & Taff, L.L.P.
 Community Trust Bank Building                1100 New York Avenue, NW
    1544 Winchester Avenue                      Washington, DC  20005
      Ashland, KY 41101

                                  Stock Listing

         The Company's common stock is traded over the counter and is listed on the Nasdaq Small-Cap Market under the symbol "CLAS." At June 13, 2000, there were 1,176,356 shares of the Company's common stock issued and outstanding and there were 215 holders of record and approximately 475 beneficial holders. The Company's common stock began trading on December 28, 1995. The price range of the Company's common stock for each quarter for fiscal 1999 and fiscal 2000:


             FISCAL 1999                   HIGH         LOW         DIVIDENDS
------------------------------------------ ------------------------------------
First Quarter............................. $21.000      $14.875       $.08

Second Quarter............................ $17.375      $12.000       $.08

Third Quarter............................. $15.875      $13.125       $.08

Fourth Quarter............................ $15.500      $13.875       $.08



                     FISCAL 2000           HIGH         LOW         DIVIDENDS
------------------------------------------ ------------------------------------
First Quarter............................  $14.438      $13.313       $.08

Second Quarter...........................  $15.313      $13.000       $.08

Third Quarter............................  $14.250      $11.250       $.08

Fourth Quarter...........................  $11.813      $10.000       $.08



The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. High, low and closing prices and daily trading volume are reported in most major newspapers. The closing price of the Company's common stock on March 31, 2000 was $10.50.

         The Company declared and paid cash dividends totaling $.32 per share during fiscal 2000. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiaries, Classic Bank and First National, which are subject to regulations and continued compliance with all regulatory capital requirements. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiaries ability to pay dividends to the Company.


                                  Market Makers

                          J.J.B. Hilliard , W.L. Lyons

                             Knight Securities, L.P.

                              Spear, Leeds & Kellog

                            Sherwood Securities Corp.

                        Friedman, Billings, Ramsey & Co.

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT

                         SUBSIDIARIES OF THE REGISTRANT


                                                                                                     State of
                                                                                   Percentage      Incorporation
                                                                                       of               or
                Parent                                Subsidiary                   Ownership      Organization
        ---------------------------------------------------------------------------------------------------------
        Classic Bancshares, Inc.                      Classic Bank                    100%           Federal
        Classic Bancshares, Inc.         The First National Bank of Paintsville       100%           Federal

                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Classic Bancshares, Inc.
Ashland, Kentucky

We hereby consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-09385, and 333-09409 and 333-43481) of our report dated
May 26, 2000, relating to the consolidated financial statements of Classic Bancshares, Inc. and subsidiaries as of March 31, 2000 and 1999 and for each of the years in the three-year period ended March 31, 2000, which report appears in the Annual Report on Form 10-KSB of Classic Bancshares, Inc. for the fiscal year ended March 31, 2000.





                                        /s/SMITH, GOOLSBY, ARTIS & REAMS, P.S.C.



Ashland, Kentucky
June 26, 2000

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE