Form 10QSB
period 2000-06-30
CLASSIC BANCSHARES INC
filed 2000-08-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

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

As of August 7, 2000, there were 1,322,500 shares of the Registrant's common stock issued and 1,170,256 outstanding.

Transitional Small Disclosure (check one):       Yes [  ]  No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                                   Page
                                                                                  Number
PART I.   FINANCIAL INFORMATION                                                   ------

Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and March 31, 2000                                                        3

          Consolidated Statements of Income for the three months
          ended June 30, 2000 and 1999                                              4

          Consolidated Statements of Comprehensive Income for the three
          months ended June 30, 2000 and 1999                                       5

          Consolidated Statements of Stockholders' Equity for the three months
          ended June 30, 2000 (Unaudited) and Year Ended March 31, 2000             6

          Consolidated Statements of Cash Flows for the three months ended
          June 30, 2000 and 1999                                                  7-8

          Notes to Consolidated Financial Statements                             9-11

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 12-17

PART II.  OTHER INFORMATION                                                        18

          Signatures                                                               19

          Index to Exhibits                                                        20


                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,                 March 31,
                                                                                2000                     2000
                                                                                ----                     ----
                                                                            (Unaudited)
ASSETS
  Cash and due from bank                                                    $  5,054,596            $  5,122,083
  Federal funds sold                                                              78,975                 131,438
  Securities available for sale                                               23,523,145              23,672,526
  Mortgage-backed and related securities available for sale                    3,161,527               3,229,952
  Loans receivable, net                                                      132,491,055             127,808,325
  Real estate acquired in the settlement of loans                                255,246                 255,246
  Accrued interest receivable                                                  1,258,523               1,139,012
  Federal Home Loan Bank and Federal Reserve Bank stock                        1,502,900               1,462,350
  Premises and equipment, net                                                  5,042,255               5,061,929
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                            5,745,302               5,808,774
  Other assets                                                                 1,221,694               1,562,534
                                                                            ------------            ------------

TOTAL ASSETS                                                                $179,335,218            $175,254,169
------------
                                                                            ============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                      $ 16,337,924            $ 14,749,044
  Savings, NOW, and money market demand deposits                              42,251,609              45,807,285
  Other time deposits                                                         75,499,253              74,340,467
                                                                            ------------            ------------
                       Total deposits                                        134,088,786             134,896,796
  Federal funds purchased and securities sold under
    agreements to repurchase                                                   2,760,108               2,687,714
  Advances from Federal Home Loan Bank                                        21,550,681              17,075,380
  Other short-term borrowing                                                   1,005,303                 573,751
  Accrued expenses and other liabilities                                         426,030                 427,998
  Accrued interest payable                                                       537,913                 551,465
  Accrued income taxes                                                            10,758                  42,419
  Deferred income taxes                                                              ---                     ---
                                                                            ------------            ------------

             Total Liabilities                                              $160,379,579            $156,255,523
                                                                            ------------            ------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and outstanding                                                  $     13,225            $     13,225
  Additional paid-in capital                                                  12,829,294              12,829,744
  Retained earnings - substantially restricted                                10,253,044              10,062,718
  Accumulated other comprehensive income (loss)                               (1,377,781)             (1,279,524)
  Unearned ESOP shares                                                          (736,600)               (736,600)
  Unearned RRP shares                                                           (148,320)               (174,146)
  Treasury stock, at cost                                                     (1,877,223)             (1,716,771)
                                                                            ------------            ------------

             Total Stockholders' Equity                                     $ 18,955,639            $ 18,998,646
                                                                            ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $179,335,218            $175,254,169
------------------------------------------                                  ============            ============


     See accompanying Accountant's Review Report and notyes to consilidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  2000               1999
INTEREST INCOME
---------------
 Loans                                                                         $2,851,214        $2,228,910
 Investment securities                                                            397,667           396,903
 Mortgage-backed securities                                                        57,915            59,341
 Other interest earning assets                                                      3,466            13,480
                                                                               ----------        ----------
   Total Interest Income                                                        3,310,262         2,698,634
                                                                               ----------        ----------

INTEREST EXPENSE
----------------
 Interest on deposits                                                           1,337,093         1,221,429
 Interest on FHLB advances                                                        307,444            32,355
 Interest on other borrowed funds                                                  55,059            42,021
                                                                               ----------        ----------
   Total Interest Expense                                                       1,699,596         1,295,805
                                                                               ----------        ----------

   Net Interest Income                                                          1,610,666         1,402,829

Provision for loss on loans                                                        68,500            35,000
                                                                               ----------        ----------

   Net interest income after provision for loss on loans:                       1,542,166         1,367,829
                                                                               ----------        ----------



NON-INTEREST INCOME
-------------------
 Service charges and other fees                                                   217,088           148,885
 Gain on sale of securities                                                           ---               ---
 Other income                                                                      38,093            41,921
                                                                               ----------        ----------
   Total Non-Interest Income                                                      255,181           190,806
                                                                               ----------        ----------

NON-INTEREST EXPENSES
---------------------
 Employee compensation and benefits                                               660,886           557,850
 Occupancy and equipment expense                                                  192,583           172,169
 Federal deposit insurance premiums                                                 7,082             9,714
 Loss on foreclosed real estate                                                     3,131               276
 Amortization of goodwill                                                          63,472            45,567
 Other general and administrative expense                                         498,054           453,612
                                                                               ----------        ----------
   Total Non-Interest Expense                                                   1,425,208         1,239,188
                                                                               ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                 372,139           319,447
---------------------------------
   Income tax expense (benefit)                                                    89,517            67,922
                                                                               ----------        ----------
NET INCOME                                                                     $  282,622        $  251,525
----------                                                                     ==========        ==========
Basic earnings per share                                                       $     0.26        $     0.22
                                                                               ==========        ==========
Diluted earnings per share                                                     $     0.26        $     0.21
                                                                               ==========        ==========


     See accompanying Accountant's Review Report and notyes to consilidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                     2000             1999

Net Income                                                       $   282,622    $    251,525
                                                                 ----------     ------------
  Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities
   during the period, net of tax                                     (98,257)       (587,983)

   Minimum pension liability adjustment                                  ---            ---
                                                                 -----------    ------------
  Other comprehensive income                                         (98,257)       (587,983)
                                                                 -----------    ------------
Comprehensive Income (Loss)                                      $   184,365    $   (336,458)
                                                                 ===========    ============
ccumulated Other Comprehensive Income (Loss)                     $(1,377,781)   $   (504,006)
                                                                 ===========    ============

     See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                         NET UNREALIZED
                                                                         GAIN (LOSS) ON
                                                ADDITIONAL               AVAILABE FOR
                                     COMMON   PAID-IN      RETAINED       SALE      UNEARNED     UNEARNED   TREASURY
                                     STOCK    CAPITAL      EARNINGS    SECURITIES   ESOP SHARES  RRP SHARES STOCK       TOTAL
                                     -----    -------      --------    ----------   -----------  ---------- -----       -----
Balances at April 1, 1999            $13,225  $12,806,544  $9,362,668  $   83,977   $(785,150)   $(294,332) $(897,952) $20,288,980

  Net income for the year
   ended March 31, 2000                  ---          ---   1,069,682         ---         ---          ---        ---   1,069,682
  Dividend paid ($.32 per share)         ---          ---    (369,632)        ---         ---          ---        ---    (369,632)
  ESOP shares earned                     ---       14,468         ---         ---      48,550          ---        ---      63,018
  RRP shares earned                      ---          ---         ---         ---         ---      116,255        ---     116,255
  RRPshares granted                      ---          365         ---         ---         ---       (2,725)     2,360         ---
  RRPshares forfeited                    ---         (264)        ---         ---         ---        6,656     (6,392)        ---
  Tax benefit from RRP                   ---        8,631         ---         ---         ---          ---        ---       8,631
  Purchased 66,106 treasury shares       ---          ---         ---         ---         ---          ---  $(814,787)   (814,787)
  Change in unrealized gain              ---          ---         ---         ---         ---          ---        ---         ---
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $702,410     ---          ---         ---  (1,363,501)        ---          ---        ---  (1,363,501)
                                     -------  -----------  ---------- -----------   ---------    ---------  ---------  ----------
Balances at March 31, 2000            13,225   12,829,744  10,062,718  (1,279,524)   (736,600)    (174,146)(1,716,771) 18,998,646

  Net income for the three months
   ended June 30, 2000                   ---          ---     282,622         ---         ---          ---        ---     282,622
  Dividend paid                          ---          ---     (92,296)        ---         ---          ---        ---     (92,296)
  RRP shares earned                      ---          ---         ---         ---         ---       28,900        ---      28,900
  RRP shares awarded                     ---         (450)        ---         ---         ---       (3,074)     3,524         ---
  Purchased 15,900 treasury shares       ---          ---         ---         ---         ---          ---   (163,976)   (163,976)
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    deferred income taxes of $50,617     ---          ---         ---     (98,257)        ---          ---         ---      (98,257)
                                     -------  -----------  ---------- -----------   ---------    ---------  ----------  ----------
Balances at June 30, 2000            $13,225  $12,829,294 $10,253,044 $(1,377,781)  $(736,600)   $(148,320) $(1,877,223)$18,955,639
                                     =======  ===========  ========== ===========   =========    =========  =========== ===========


     See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                2000                   1999
                                                                                ----                   ----
OPERATING ACTIVITIES
 Net Income                                                                  $     282,622          $   251,525
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                   118,178              125,299
   Provision for loss on loans                                                      68,500               35,000
   Federal Home Loan Bank stock dividends                                          (22,100)             (18,700)
   Deferred income tax expense (benefit)                                            (1,913)              41,217
   Amortization and accretion of invesment
    securities premiums and discounts, net                                           6,584               23,101
   RRP shares earned                                                                28,900               29,840
  Amortization of goodwill                                                          63,472               45,567
 Decrease (increase) in:
  Accrued interest receivable                                                     (119,511)            (187,728)
  Other assets                                                                     327,787               53,399
 Increase (decrease) in:
 Accrued interest payable                                                          (13,552)              94,056
  Accrued income taxes                                                             (31,661)             (45,134)
  Accounts payable and accrued expenses                                             (1,968)             (37,030)
                                                                             -------------          -----------
           Net cash provided by operating activities                               705,338              410,412
                                                                             -------------          -----------

INVESTING ACTIVITIES
 Securities:
  Proceeds from sale, maturities or calls                                              ---                  ---
  Purchased                                                                            ---                  ---
 Mortgage-backed securities:
  Proceeds from sale                                                                   ---                  ---
  Purchased                                                                            ---                  ---
  Principal payments                                                                61,473              379,008
 Redemption of Federal Reserve Bank Stock                                           74,150               45,000
 Purchase of Federal Home Loan Bank Stock                                          (92,600)                 ---
 Loan originations and principal payments, net                                  (4,697,064)          (9,479,427)
 Purchases of software                                                              (3,498)              (4,018)
 Purchases of premises and equipment                                               (82,714)            (153,325)
 Cash invested in purchase of Bank subsidiary in excess of cash and
  cash equivalents acquired                                                            ---           (1,497,572)
                                                                             -------------          -----------
           Net cash used by investing activities                                (4,740,253)         (10,710,334)
                                                                             -------------          -----------



                         See accompanying  Accountant's  Review Report and notes
to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  2000                 1999
                                                                                  ----                 ----
FINANCING ACTIVITIES
--------------------
 Net (decrease) increase in deposits                                         $  (808,010)             $ 9,534,437
 Net proceeds from FHLB borrowings                                             4,475,301                1,215,781
 Increase (decrease) in federal funds purchased and securities sold
  under agreements to repurchase                                                  72,394                 (113,601)
 Net increase in short-term borrowings                                           431,552                  671,226
 Purchase of treasury stock                                                     (163,976)                (375,413)
 Dividends paid                                                                  (92,296)                 (92,767)
                                                                             -----------              -----------
   Net cash (used) provided by financing activities                            3,914,965               10,839,663
                                                                             -----------              -----------

Increase (decrease) in cash and cash equivalents                                (119,950)                 539,741
Cash and cash equivalent at beginning of period                                5,253,521                4,486,156
                                                                             -----------              -----------
Cash and cash equivalents at end of period                                   $ 5,133,571              $ 5,025,897
                                                                             ===========              ===========

Additional cash  flows  and  supplementary  information
   Cash paidduring the period for:
    Interest on deposits and borrowings                                      $   550,759              $   313,964
    Taxes                                                                    $   123,091              $    42,931
   Assets acquired in settlement of loans                                    $       ---              $    25,000
   Net unrealized loss on securities available for sale                      $(1,377,781)             $  (587,983)
   Liabilities assumed and cash paid in acquisition of
    Citizens Bank                                                            $       ---              $17,017,497
   Fair value of assets received                                             $       ---              $13,749,846
   Amount assigned to goodwill                                               $       ---              $ 3,267,651



     See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Principles of Consolidation
     ---------------------------

     The financial statements for 2000 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for June 30, 2000 and March 31, 2000 is for the Company, Classic Bank, and First National. The acquisition of Citizens Bank, Grayson ("Citizens") was completed on May 14, 1999 at which time Citizens was merged with and into Classic Bank with Classic Bank as the surviving institution. The acquisition was accounted for under the purchase method of accounting. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three months ended June 30, 2000 and 1999. The earnings of Citizens Bank are included in the consolidated statement of income for the three months ending June 30, 1999 from the date of closing.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 2000, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2000.

(3)  Earnings per Share
     ------------------

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

     The weighted average number of shares used in the basic earnings per share computations was 1,088,744 and 1,127,579 for the three-month periods ended June 30, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,096,746 and 1,165,710 for the three-month periods ended June 30, 2000 and 1999, respectively.

     Options to purchase 168,452 and 5,000 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4)  Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Company's subsidiary banks make scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $12,881 and $17,923 for the three months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company considered 73,660 shares as unearned ESOP shares with a fair value of $745,808.

     On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(5)  Stock Option and Incentive Plan and Recognition and Retention Plan
     ------------------------------------------------------------------

         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,300 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 1,026 shares at $13.75 per share and options on 200 shares at $13.625 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,656 shares. During the quarter, 450 stock option shares and 244 RRP shares remain ungranted. Ungranted RRP shares are included in treasury stock at cost.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share, options on 6,300 shares at $14.988 per share, and options on 24,900 shares at $11.275 per share.

(6)  Cash Dividend
     -------------

     On July 25, 2000, the Board declared a cash dividend of $.08 per share payable on August 22, 2000 to shareholders of record on August 8, 2000.

(7)  Charter Conversion
     ------------------

     Effective June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky-chartered commercial bank. During the quarter, the Company also filed with the Federal Reserve Bank of Cleveland for its election as a financial holding company. The election was deemed effective by the Federal Reserve on June 2, 2000.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The Company's total assets increased $4.0 million, or 2.3%, from $175.3 million at March 31, 2000 to $179.3 million at June 30, 2000. The increase was due primarily to an increase in loans of $4.7 million.

     Net loans receivable increased $4.7 million from $127.8 million at March 31, 2000 to $132.5 million at June 30, 2000. The increase resulted in originations of $6.6 million in commercial business loans, $3.5 million in one-to-four family mortgage loans, $3.7 million in consumer loans and $1.0 million in commercial real estate loans partially offset by repayments since March 31, 2000.

     Net deposits decreased approximately $800,000 from $134.9 million at March 31, 2000 to $134.1 million at June 30, 2000. The decrease was due to less aggressive deposit pricing and the availability of attractively priced borrowing facilities in order to control the Company's cost of funds. Non-interest bearing demand deposits increased $1.6 million, savings, NOW and money market demand deposits decreased $3.6 million, and other time deposits consisting primarily of certificates of deposit increased $1.2 million.

     Federal Home Loan Bank advances increased $4.5 million from $17.1 million at March 31, 2000 to $21.6 million at June 30, 2000 as the Company took advantage of attractive borrowing rates. The advances are short-term, variable rate advances with an average term of 90 days. Net proceeds from the advances were used to fund the increase in loans.

     Total stockholders' equity was $19.0 million at March 31, 2000 and June 30, 2000.

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

RESULTS OF  OPERATIONS  -  COMPARISON  OF  OPERATING  RESULTS FOR THE THREE
---------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2000 AND 1999
-----------------------------------

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

     The Company reported net income of $283,000 for the first quarter ended June 30, 2000 compared to net income of $252,000 for the quarter ended June 30, 1999. The increase in income of $31,000 between the two periods was primarily the result of an increase in net interest income of $208,000, an increase in non-interest income of $64,000 partially offset by an increase in provision for loss on loans of $33,000, an increase in non-interest expenses of $168,000, an increase in goodwill amortization of $18,000 and an increase in income taxes of $22,000.

     Interest Income. Total interest income increased $612,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in interest income for the three-month period resulted primarily from an increase in the average balance of interest-earning assets of $26.3 million from $136.3 million for the three months ended June 30, 1999 to $162.6 million for the three months ended June 30, 2000. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans and the average balance of mortgage-backed and investment securities. The increase in these balances is the result of the significant growth that the Company experienced from June 30, 1999 to June 30, 2000 within the Company's existing market area and from the acquisition of Citizens Bank. The average yield on interest-earning assets was 8.4% for the three months ended June 30, 2000 compared to 8.2% for the three months ended June 30, 1999. The increase in the yield was due to the continued diversification of the loan portfolio in higher yielding commercial and consumer lending as well as increases in general interest rates. Tax equivalent adjustments were made to the yield.

     Interest Expense. Interest expense increased $404,000 for the three months ended June 30, 2000 as compared to the same period in 1999. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities and an increase in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $123.3 million for the three months ended June 30, 1999 to $142.7 million for the three months ended June 30, 2000. The increase in these balances is the result of a slight increase in the average balance of deposits and a significant increase in FHLB and other borrowings. The average rate paid on interest-bearing liabilities was 4.8% for the three months ended June 30, 2000 compared to 4.3% for the three months ended June 30, 1999. The increase in the average rate paid on interest-bearing liabilities for the three-month period is due to a significant increase in market interest rates since June 30, 1999.

     Provision for Loan Losses. The Company's provision for loan losses totaled $68,000 for the three months ended June 30, 2000 compared to $35,000 for the three months ended June 30, 1999 based on management's overall assessment of the loan portfolio. The increase for the three month period was based on management's evaluation of the Company's current portfolio including factors such as an increase in net charge-offs and non-performing loans and the change in the structure of the loan portfolio resulting in an increase in non-residential loans. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased approximately $64,000 for the three months ended June 30, 2000 compared to the same period in 1999. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $68,000 offset by a decrease in other income of $4,000. The increase in service charges and other fees on deposits is the result of an increased deposit base.

     Non-interest Expense. Non-interest expense increased $168,000 for the three months ended June 30, 2000 compared to the same period in 1999. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $103,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due the hiring of additional employees in order to facilitate the growth of the Company. Compensation and benefit expenses also increased due to the rising costs of medical insurance premiums. Effective April 1, 2000, the Company implemented a
Section 125 Cafeteria Plan in order to try to control rising medical insurance premiums in future years.

     Occupancy and equipment expense increased $20,000 due to an increase in maintenance costs related to existing facilities and an increase in maintenance costs related to equipment. ATM expense increased $5,000 due to an increase in the usage of the various ATM locations. Marketing and advertising expense increased $11,000 due to aggressive marketing efforts in order to continue internal growth for the Company. Professional fees increased $13,000 due primarily to the outsourcing of the loan review function for the Company. Technology related costs increased $16,000 due to the continued building of a technological infrastructure that will serve the Company well into the future.

     Goodwill amortization increased $18,000 due to amortization being recorded on the Citizens acquisition for only part of the quarter ended June 30, 1999 compared to the entire quarter for the quarter ended June 30, 2000.

     Income Tax Expense. Income tax expense increased $22,000 for the three months ended June 30, 2000 primarily due to an increase in income before income taxes for the period.

     Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 2000 was $1.3 million or 1.0% of total loans. The March 31, 2000 allowance for loan loss was $1.3 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $68,000 for the three-month period and had net charge-offs of $22,000 for the three-month period. The allowance for loan losses at June 30, 2000 was allocated as follows: $232,000 to one-to-four family real estate loans, $100,000 to commercial real estate, $430,000 to commercial business loans, $97,000 to consumer loans and $477,000 remained unallocated.

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


                                                           June 30, 2000           March 31, 2000
                                                           -------------           --------------
                                                                  (Dollars in Thousands)
Non-Accruing Loans ............................             $  570                     $  620
Accruing Loans Delinquent 90 Days or More......                163                        153
Foreclosed Assets .............................                282                        296
                                                               ---                        ---
Total Non-Performing Assets ...................             $1,015                     $1,069
Total Non-Performing Assets as a
         Percentage of Total Assets ...........                 .6%                        .6%


     Total  non-performing  assets decreased $54,000 from March 31, 2000 to June
30, 2000. This decrease is due aggressive collection efforts. Management continually pursues collection of these loans in order to decrease the level of non-performing loans.

     Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of June 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2000 and March 31, 2000, cash and cash equivalents totaled $5.1 million and $5.3 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 2000 maturing within one year totaled $58.4 million.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 2000, the Company had $21.6 million in borrowings outstanding with the FHLB.

     At June 30, 2000, the Company had outstanding commitments to originate loans of $9.6 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of June 30, 2000, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 2000, Classic Bank exceeded all current regulatory capital standards.

                                                     Regulatory                   Actual Capital
                                                 Capital Requirement                (CB Only)
                                                 -------------------                 --------
                                               Amount         Percent            Amount  Percent
                                               ------         -------            ------  -------
                                                              (Dollars in Thousands)
     Total Capital
      (to Risk Weighted Assets)               $5,780           8.0%              $8,452     11.7%
     Tier 1 Capital
      (to Adjusted Total Assets)               3,974           4.0                7,666      7.7


     First National is subject to the regulatory capital requirements the Office of the Comptroller of the Currency (the "OCC"). The following table summarizes, as of June 30, 2000, the capital requirements applicable to First National and its actual capital ratios. As of June 30, 2000, First National exceeded all current regulatory capital standards.

                                                     Regulatory                   Actual Capital
                                                 Capital Requirement                (FN Only)
                                                 -------------------                 --------
                                              Amount          Percent            Amount   Percent
                                              ------          -------            ------   -------
                                                              (Dollars in Thousands)
     Total Capital
      (to Risk Weighted Assets)               $4,148            8.0%             $6,305     12.2%
     Tier 1 Capital
      (to Adjusted Total Assets)               2,943            4.0               5,755      7.8




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

                    None.

Item 3.      Defaults Upon Senior Securities

                    None.

Item 4.      Submission of Matters to a Vote of Security Holders

                    None.

Item 5.      Other Information

                    None.

Item 6.      Exhibits and Reports on Form 8-K
             a.  Exhibits
                 Exhibit 27 Financial Data Schedule
                 Exhibit 28 Accountant's Review Report

             b.  Reports on Form 8-K
                 The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 2000:

                 May 31, 2000 announcing annual earnings for the 2000 Fiscal Year .

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLASSIC BANCSHARES, INC.
                                  REGISTRANT





Date:  August 11, 2000            /s/ David B. Barbour
       -------------------------  ----------------------------------------------
                                  David B. Barbour, President, Chief Executive
                                  Officer and Director (Duly Authorized Officer)



Date:  August 11, 2000            /s/ Lisah M. Frazier
       ------------------------   --------------------------------- ------------
                                  Lisah M. Frazier, Senior Vice President,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit
Number
-------

  27                Financial Data Schedule

  28                Accountant's Reveiw Report

                                   EXHIBIT 28




                         INDEPENDENT ACCOUNTANT'S REPORT






     We have reviewed the accompanying consolidate statement of condition as of June 30, 2000 and the related consolidated statements of income, comprehensive income and cash flows for the three-month period ended June 30, 2000 and 1999, in accordance with Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements are the responsibility of the corporation's management.

     A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expressions of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statement for them to be in conformity with generally accepted accounting principals.

     We have previously audited, in accordance with generally accepted auditing standards, the consilodated statement of financial condition as of March 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flow for the year then ended (not presented herein) and in our report dated May 26, 2000, we express an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of March 31, 2000, is fairly stated, in all material reports, in relation to the consolidated statement of financial condition form which it has been derived.



/s/ Smith, Goolsby, Artis & Reams, P.S.C.

Ashland, Kentucky
August 9, 2000

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE