Form 10QSB
period 2000-09-30
CLASSIC BANCSHARES INC
filed 2000-11-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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


         As of November 7, 2000, there were 1,322,500 shares of the Registrant's common stock issued and 1,159,456 outstanding.

         Transitional Small Disclosure (check one):    Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----
                                                                         Page
                                                                        Number
                                                                        ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
             (Unaudited) and March 31, 2000                               3

             Consolidated Statements of Income for the three and
             six months ended September 30, 2000 and 1999                 4

             Consolidated Statements of Comprehensive Income for
             the three and six months ended September 30, 2000 and 1999   5

             Consolidated Statements of Stockholders' Equity for
             the six months ended September 30, 2000 (Unaudited)
             and Year Ended March 31, 2000                                6

             Consolidated Statements of Cash Flows for the six months
             ended September 30, 2000 and 1999                           7-8

             Notes to Consolidated Financial Statements                  9-11


Item 2.      Management's Discussion and Analysis of Financial
\            Condition and Results of Operations                        12-18

PART II.     OTHER INFORMATION                                            19

             Signatures                                                   20

             Index to Exhibits                                            21

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,              March 31,
                                                                                2000                     2000
                                                                                ----                     ----
                                                                                          (Unaudited)
ASSETS
  Cash and due from bank                                                   $   5,173,081         $      5,122,083
  Federal funds sold                                                                   -                  131,438
  Securities available for sale                                               24,185,302               23,672,526
  Mortgage-backed and related securities available for sale                    3,060,273                3,229,952
  Loans receivable, net                                                      134,473,980              127,808,325
  Real estate acquired in the settlement of loans                                257,941                  255,246
  Accrued interest receivable                                                  1,288,530                1,139,012
  Federal Home Loan Bank and Federal Reserve Bank stock                        1,514,750                1,462,350
  Premises and equipment, net                                                  5,023,792                5,061,929
  Cost in excess of fair value of net assets acquired (goodwill),
   net of accumulated amortization                                             5,681,492                5,808,774
  Other assets                                                                 1,074,961                1,562,534
                                                                            ------------         -----------------

TOTAL ASSETS                                                                $181,734,102         $    175,254,169
------------
                                                                            =============        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                     $  16,857,279         $     14,749,044
  Savings, NOW, and money market demand deposits                              46,284,988               45,807,285
  Other time deposits                                                         76,839,517               74,340,467
                                                                           -------------         ----------------
                       Total deposits                                        139,981,784              134,896,796
  Federal funds purchased and securities sold under
    agreements to repurchase                                                   3,213,151                2,687,714
  Advances from Federal Home Loan Bank                                        17,055,818               17,075,380
  Other short-term borrowing                                                     656,371                  573,751
  Accrued expenses and other liabilities                                         484,896                  427,998
  Accrued interest payable                                                       547,012                  551,465
  Accrued income taxes                                                           101,096                   42,419
  Deferred income taxes                                                          142,210                        -
                                                                           -------------         ----------------

             Total Liabilities                                             $ 162,182,338         $    156,255,523
                                                                           -------------         ---------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and outstanding                                                 $      13,225          $        13,225
  Additional paid-in capital                                                  12,829,294               12,829,744
  Retained earnings - substantially restricted                                10,460,556               10,062,718
  Accumulated other comprehensive income (loss)                                 (903,998)              (1,279,524)
  Unearned ESOP shares                                                          (736,600)                (736,600)
  Unearned RRP shares                                                           (119,221)                (174,146)
  Treasury stock, at cost                                                     (1,991,492)              (1,716,771)
                                                                           -------------          ---------------

             Total Stockholders' Equity                                    $  19,551,764          $    18,998,646
                                                                           --------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 181,734,102          $   175,254,169
------------------------------------------                                 =============          ===============


See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -------------                 -------------
                                                                    2000        1999                2000        1999
                                                                    ----        ----                ----        ----
INTEREST INCOME
  Loans                                                      $ 2,971,105   $  2,538,893     $ 5,822,318      $ 4,767,803
  Investment securities                                          397,298        396,547         794,965          793,450
  Mortgage-backed securities                                      58,859         53,702         116,774          113,043
  Other interest earning assets                                    4,972          5,756           8,437           19,236
                                                           -------------    -----------   -------------    -------------
               Total Interest Income                           3,432,234      2,994,898       6,742,494        5,693,532
                                                           -------------    -----------   -------------    -------------

INTEREST EXPENSE
  Interest on deposits                                         1,477,289      1,345,625       2,814,383        2,567,053
  Interest on FHLB Advances                                      313,366         54,127         620,810           86,481
  Interest on other borrowed funds                                61,265         55,637         116,324           97,658
                                                           -------------    -----------   -------------     ------------
               Total Interest Expense                          1,851,920      1,455,389       3,551,517        2,751,192
                                                           -------------    -----------   -------------     ------------

               Net Interest Income                             1,580,314      1,539,509       3,190,977        2,942,340

Provision for loss on loans                                       55,000         52,500         123,500           87,500
                                                           -------------    -----------   -------------     ------------
               Net interest income after provision
               for loss on loans                               1,525,314      1,487,009       3,067,477        2,854,840
                                                           -------------    -----------   -------------     ------------

NON-INTEREST INCOME
  Service charges and other fees                                 220,166        169,798         437,254          318,683
  Gain on sale of securities
    available for sale                                                 -         (2,500)              -           (2,500)
  Gain on disposal of assets                                           -          3,704               -            3,704
  Other income                                                    35,504         43,708          73,598           85,629
                                                           -------------    -----------   -------------    -------------
               Total Non-Interest Income                         255,670        214,710         510,852          405,516
                                                           -------------    -----------   -------------    -------------

NON-INTEREST EXPENSES
  Employee compensation and benefits                             646,464        654,549       1,307,350        1,212,399
  Occupancy and equipment expense                                218,449        192,497         411,033          364,665
  Federal deposit insurance premiums                               6,924         10,310          14,006           20,024
  Loss (gain) on foreclosed real estate                            2,457          1,708           5,588            1,983
  Other general and administrative
     expenses                                                    463,060        443,069         961,111          896,685
                                                            ------------    -----------   -------------    -------------
                      Total Non-Interest Expense               1,337,354      1,302,133       2,699,088        2,495,756
                                                            ------------    -----------   -------------    -------------

INCOME BEFORE INCOME TAXES                                       443,630        399,586         879,241          764,600
--------------------------

               Income tax expense                                 84,919         76,124         174,436          144,046
                                                            ------------    -----------   -------------    -------------

INCOME BEFORE GOODWILL AMORTIZATION                              358,711        323,462         704,805          620,554
-----------------------------------                         ------------    -----------   -------------    -------------

  Goodwill amortization                                          (63,810)       (62,234)       (127,282)        (107,801)
                                                           -------------    ------------   -------------    -------------

NET INCOME                                                  $    294,901   $    261,228    $    577,523      $   512,753
----------
                                                            ============   ============    ============    =============

Basic earnings per share before goodwill amortization       $       0.33   $       0.29    $       0.65   $         0.55
Goodwill amortization                                              (0.06)         (0.06)          (0.12)           (0.10)
                                                            ------------    ------------   ------------    -------------
Basic earnings per share after goodwill amortization        $       0.27   $       0.23    $       0.53   $         0.45
                                                           =============    ============   ============    =============

Diluted earnings per share before goodwill amortization     $       0.33   $       0.28    $       0.65   $         0.54
Goodwill amortization                                              (0.06)         (0.06)          (0.12)           (0.10)
                                                            ------------    ------------   ------------    -------------
Diluted earnings per share after goodwill amortization      $       0.27   $       0.22    $       0.53   $         0.44
                                                            ============    ============   ============    =============

See accompanying Accountant's Review Report and notes to consolidated financial statements.
                                       4


                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                2000             1999              2000              1999
                                                                ----             ----              ----              ----

Net Income                                                   $    294,901      $   261,228     $     577,523     $     512,753
                                                             ------------      -----------     -------------    --------------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                              473,783         (430,417)          375,526        (1,018,401)

     Reclassification adjustments for realized gains
       (losses) included in earnings                                                (1,650)                             (1,650)
                                                            -------------      -----------    --------------    --------------

  Other comprehensive income                                      473,783         (428,767)          375,526        (1,016,751)
                                                            -------------      -----------    --------------    --------------

Comprehensive Income (Loss)                                 $     768,684      $  (167,539)   $      953,049    $     (503,998)
                                                            =============      ===========    ==============    ==============

Accumulated Other Comprehensive Income                      $    (903,998)     $  (932,774)   $     (903,998)   $     (932,774)
                                                            =============      ===========    ==============    ==============

See accompanying Accountant's Review Report and notes to consolidated financial statements.

                                                                                 CLASSIC BANCSHARES, INC.
                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      NET UNREALIZED
                                           ADDITIONAL                 GAIN (LOSS) ON
                                   COMMON   PAID-IN      RETAINED     AVAILABLE FOR   UNEARNED    UNEARNED   TREASURY
                                   STOCK    CAPITAL      EARNINGS     SALE SECURITIES ESOP SHARES RRP SHARES STOCK        TOTAL
                                   -----    -------      --------     --------------- ----------- ---------- -----        -----
Balances at April 1, 1999         $13,225  $12,806,544   $9,362,668   $    83,977     $(785,150)  $(294,332) $(897,952) $20,288,980

  Net income for the year
   ended March 31, 2000                 -            -    1,069,682             -             -           -          -    1,069,682
  Dividend paid ($.32 per share)        -            -     (369,632)            -             -           -          -     (369,632)
  ESOP shares earned                    -       14,468            -             -        48,550           -          -       63,018
  RRP shares earned                     -            -            -             -             -     116,255          -      116,255
 RRP shares granted                     -          365            -             -             -      (2,725)     (2,360)          -
 RRP shares forfeited                   -         (264)           -             -             -       6,656      (6,392)56        -
  Tax benefit from RRP                  -        8,631            -             -             -           -           -       8,631
  Purchased 66,106 treasury shares      -            -            -             -             -           -    (814,787)   (814,787)
  Change in unrealized gain             -            -            -             -             -           -           -           -
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of
$702,410                                -            -            -    (1,363,501)            -           -           -  (1,363,501)
                                  -------- -----------   ----------   -----------     ---------   ---------  ----------  ----------
Balances at March 31, 2000          13,225 12,829,744    10,062,718    (1,279,524)     (736,600)   (174,146) (1,716,771) 18,998,646

  Net income for the six months
   ended September 30, 2000              -          -       577,523             -             -           -           -     577,523
  Dividend paid                          -          -      (179,685)            -             -           -           -    (179,685)
  RRP shares earned                      -          -             -             -             -      57,999           -      57,999
  RRP shares awarded                     -       (450)            -             -             -      (3,074)      3,524           -
  Purchased 27,000 treasury shares       -          -             -             -             -           -    (278,245)   (278,245)
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable        -          -             -             -             -           -           -          -
    deferred income taxes of
$193,451                                 -          -             -       375,526             -           -           -     375,526
                                   ------- ----------   -----------  ------------     ---------   ---------  ----------  ----------
Balances at September 30, 2000     $13,225 $12,829,294  $10,460,556  $    903,998)    (736,600)   $(119,221) $(1,991,492)$19,551,764
                                   ======= ===========  ===========  ============     ========    =========  =========== ===========


See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                 2000                   1999
                                                                                                 ----                   -----
OPERATING ACTIVITIES
  Net Income                                                                           $       577,523         $       512,753
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                             253,355                254,339
       Provision for loss on loans                                                              123,500                 87,500
       Loss on sale of securities available for sale                                                  -                  2,500
       Gain on disposal of equipment                                                                  -                 (3,704)
       Loss on sale of foreclosed real estate                                                       273
       Federal Home Loan Bank stock dividends                                                   (46,000)               (38,600)
       Deferred income tax (benefit) expense                                                      7,332)                46,176
       Amortization and accretion of invesment
         securities premiums and discounts, net                                                  11,592                 47,954
      RRP shares earned                                                                          57,999                 59,926
       Amortization of goodwill                                                                 127,282                107,801
  Decrease (increase) in:
       Accrued interest receivable                                                             (149,518)              (217,629)
       Other assets                                                                             458,055                 59,156
  Increase (decrease) in:
       Accrued interest payable                                                                  (4,453)               133,239
       Accrued income taxes                                                                      58,677                (45,134)
       Accounts payable and accrued expenses                                                     56,898                 62,798
                                                                                       ----------------        ---------------
                    Net cash provided by operating activities                                 1,517,851              1,069,075
                                                                                       ----------------        ---------------

INVESTING ACTIVITIES

Securities:
       Proceeds from sale, maturities or calls                                                   45,000                527,500
       Purchased                                                                                      -                      -
  Mortgage-backed securities:
  Proceeds from sale                                                                                  -                      -
   Purchased                                                                                          -                      -
   Principal payments                                                                           168,414                734,452
  Redemption of Federal Reserve Bank Stock                                                       86,200                 45,000
  Purchase of Federal Home Loan Bank Stock                                                      (92,600)                     -
  Loan originations and principal payments, net                                              (6,878,562)           (18,135,566)
  Proceeds from sale of equipment                                                                     -                 28,000
  Proceeds from sale of foreclosed real estate                                                   34,547                      -
  Purchases of software                                                                          (3,498)                (4,755)
  Purchases of premises and equipment                                                          (173,345)              (163,313)
  Cash invested in purchase of Bank subsidiary in excess of cash and
    cash equivalents acquired                                                                         -             (1,497,572)
                                                                                       ----------------        ---------------
                        Net cash used by investing activities                              (6,813,844)             (18,466,254)
                                                                                      ----------------         ---------------

See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         2000                       1999
                                                                                         ----                       -----
FINANCING ACTIVITIES
  Net increase in deposits                                                       $      5,084,988              $ 10,424,457
  Net (repayments) proceeds from FHLB borrowing                                           (19,562)                4,906,558
  Increase in federal funds purchased and securities sold
    under agreements to repurchase                                                        525,437                 1,472,739
  Net increase in short-term borrowings                                                    82,620                   975,052
  Purchase of treasury stock                                                             (278,245)                 (375,413)
  Dividends paid                                                                         (179,685)                 (185,268)
                                                                                 ----------------              ------------
            Net cash (used) provided by financing activities                            5,215,553                17,218,125
                                                                                 ----------------              ------------

Increase (decrease) in cash and cash equivalents                                          (80,440)                 (179,054)
Cash and cash equivalent at beginning of period                                         5,253,521                 4,486,156
                                                                                 ----------------              ------------

Cash and cash equivalents at end of period                                       $      5,173,081              $  4,307,102
                                                                                 ================              ============

Additional  cash flows and supplementary information
            Cash paid during the period for:
             Interest on deposits and borrowings                                 $      1,161,998              $    688,281
              Taxes                                                              $        123,091              $    155,001
            Assets acquired in settlement of loans                               $              -              $     45,000
            Net unrealized loss on securities available for sale                 $        375,526              $ (1,016,751)
            Liabilities assumed and cash paid in acquisition of
            Citizens Bank                                                        $              -              $ 17,017,497
            Fair value of assets received                                        $              -              $ 13,749,846
            Amount assigned to goodwill                                          $              -              $  3,267,651

See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Principles of Consolidation
         ---------------------------
         The financial statements for 2000 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for September 30, 2000 and March 31, 2000 is for the Company, Classic Bank, and First National. The acquisition of Citizens Bank, Grayson ("Citizens") was completed on May 14, 1999 at which time Citizens was merged with and into Classic Bank with Classic Bank as the surviving institution. The acquisition was accounted for under the purchase method of accounting. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and six months ended September 30, 2000 and 1999. The earnings of Citizens Bank are included in the consolidated statement of income for the six months ending September 30, 1999 from the date of closing.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 2000, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001.

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

         The weighted average number of shares used in the basic earnings per share computations was 1,082,116 and 1,127,512 for the three-month periods ended September 30, 2000 and 1999, respectively and 1,085,412 and 1,127,548 for the six-month periods ended September 30, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,083,779 and 1,159,509 for the three-month periods ended September 30, 2000 and 1999, respectively and 1,087,075 and 1,159,544 for the six-month periods ended September 30, 2000 and 1999, respectively.

         Options to purchase 168,000 and 11,300 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4)      Employee Stock Ownership Plan (ESOP)
         ------------------------------------
         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Company's subsidiary banks make scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $11,973 and $17,361 for the three months ended September 30, 2000 and 1999, respectively and $24,854 and $35,284 for the six months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Company considered 73,660 shares as unearned ESOP shares with a fair value of $759,656.

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

(6)      Cash Dividend
         -------------
         On October 16, 2000, the Board declared a cash dividend of $.08 per share payable on November 13, 2000 to shareholders of record on October 30, 2000.

(7)      Charter Conversion
         ------------------
         Effective June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky-chartered commercial bank. During the first quarter of this fiscal year, the Company also filed with the Federal Reserve Bank of Cleveland for its election as a financial holding company. The election was deemed effective by the Federal Reserve on June 2, 2000.

(8)      Director Resignation
         --------------------
         The Board of Directors  accepted a letter of resignation  from Director
A. Bruce Addington. The resignation was effective October 4, 2000. The letter stated that the resignation was not due to any disagreements with management or the Board. Because of the resignation, the Board voted to reduce the number of board seats by one. Therefore, the Board now has nine seats, all of which are currently filled.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------
         The Company's total assets increased $6.4 million, or 3.7%, from $175.3 million at March 31, 2000 to $181.7 million at September 30, 2000. The increase was due primarily to an increase in loans of $6.7 million.

         Net loans receivable increased $6.7 million from $127.8 million at March 31, 2000 to $134.5 million at September 30, 2000. The increase reflected originations of $20.7 million in commercial business loans, $7.8 million in consumer loans, $6.0 million in one-to-four family mortgage loans, and $2.7 million in commercial real estate loans offset by repayments since March 31, 2000.

         Investment securities increased approximately $500,000 from $23.7 million at March 31, 2000 to $24.2 million at September 30, 2000 primarily because of an increase in the market value of these available for sale securities. Mortgage-backed securities decreased approximately $200,000 from $3.2 million at March 31, 2000 to $3.0 million at September 30, 2000. The decrease was primarily the result of principal repayments of approximately $200,000.

         Net deposits increased $5.1 million from $134.9 million at March 31, 2000 to $140.0 million at September 30, 2000. The increase in deposits is the direct result of marketing and sales efforts to grow deposits in order to fund loan demand. Non-interest bearing demand deposits increased $2.1 million, savings, NOW and money market demand deposits increased approximately $500,000, and other time deposits consisting primarily of certificates of deposit increased approximately $2.5 million.

         Federal Home Loan Bank advances were $17.1 at March 31, 2000 and September 30, 2000. The advances are short-term, variable rate advances with an average term of 90 days.

         Total stockholders' equity was $19.0 million at March 31, 2000 compared to $19.6 million at September 30, 2000. The increase was due to an increase in the market value of available for sale securities and net income recorded for the period partially offset by the purchase of treasury stock and cash dividends paid.

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

 RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX
 -----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------

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

         The Company reported net income of $295,000 during the three months ended September 30, 2000 compared to net income of $261,000 during the three months ended September 30, 1999. The increase in income of $34,000 between the two periods was primarily the result of an increase in net interest income of $41,000, an increase in non-interest income of $41,000 partially offset by an increase in provision for loss on loans of $3,000, an increase in non-interest expenses of $35,000, an increase in goodwill amortization of $1,000 and an increase in income taxes of $9,000.

         The Company reported net income of $578,000 for the six months ended September 30, 2000 compared to net income of $513,000 for the six months ended September 30, 1999. The increase in income of $65,000 between the two periods was primarily the result of an increase in net interest income of $249,000, an increase in non-interest income of $105,000 partially offset by an increase in provision for loss on loans of $36,000, an increase in non-interest expenses of $203,000, an increase in goodwill amortization of $19,000, and an increase in income taxes of $30,000.

         Interest Income. Total interest income increased $438,000 and $1.0 million for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999. The increase in interest income for the three-month period resulted partially from an increase in the average balance of interest-earning assets of $11.3 million from $153.0 million for the three months ended September 30, 1999 to $164.3 million for the three months ended September 30, 2000. The increase in interest income for the six-month period resulted primarily from an increase in the average balance of interest-earning assets of $16.1 million from $147.4 million for the six months ended September 30,1999 to $163.5 million for the six months ended September 30, 2000. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans. The increase in the average balance of loans was due to aggressive sales efforts and continued loan demand within the Company's market area.

         Interest income increased also due to an increase in the average yield. The average yield on interest-earning assets was 8.6% and 8.5% for the three and six months ended September 30, 2000 compared to 8.1% and 8.0% for the three and six months ended September 30, 1999. The increase in the yield was due to the continued diversification of the loan portfolio in higher yielding commercial and consumer lending as well as increases during the period in general interest rates. Tax equivalent adjustments were made to the yield.

         Interest Expense. Interest expense increased $397,000 and $800,000 for the three and six months ended September 30, 2000 as compared to the same period in 1999. Interest expense increased for the periods partially due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $8.4 million from $135.4 million for the three months ended September 30, 1999 to $143.8 million for the three months ended September 30, 2000. The average balance of interest-bearing liabilities increased $14.0 from $129.3 million for the six months ended September 30, 1999 to $143.3 million for the six months ended September 30, 2000. The increase in these balances is the result of a significant increase in the average balance of FHLB and other borrowings offset by a decrease in the average balance of interest-bearing deposits. In the past twelve months, the Company has taken advantage of attractive borrowing rates and utilized FHLB borrowings rather than paying a higher cost to obtain deposits within the Company's market area. However, during this past quarter ended September 30, 2000, the Company did elect to pay a higher rate on certificates of deposit in accordance with market rates in order to fund some of the loan growth.

         Interest expense increased also due to an increase in the average rate paid. The average rate paid on interest-bearing liabilities was 5.1% and 5.0% for the three and six months ended September 30, 2000 compared to 4.3% for the three and six months ended September 30, 1999. The increase in the average rate paid on interest-bearing liabilities for the three and six-month period is due to a significant increase in market interest rates.

         Provision for Loan Losses. The Company's provision for loan losses totaled $55,000 and $124,000 for the three and six months ended September 30, 2000 compared to $53,000 and $88,000 for the three and six months ended
September 30, 1999 based on management's overall assessment of the loan portfolio. The increase for the three and six month period was based on management's evaluation of the Company's current portfolio including factors such as an increase in charge-offs and non-performing loans and the increase in non-residential loans. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $41,000 for the three months ended September 30, 2000 compared to the same period in 1999. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $50,000 partially offset by a decrease in other income of $8,000. Non-interest income increased approximately $105,000 for the six months ended September 30, 2000 compared to the same period in 1999. The increase for the six-month period is primarily the result of an increase in service charges and other fees on deposits of $119,000 partially offset by a decrease in other income of $12,000. The increase in service charges and other fees on deposits for the three and six month period is the result of increased product offerings, an increased core deposit base, aggressive pricing strategies and a stringent waiver policy. The Company adheres to a waive factor of less than 1% of total fees and charges.

         Non-interest Expense. Non-interest expenses increased $35,000 for the three months ended September 30, 2000 compared to the same period in 1999. Non-interest expenses increased for the three-month period due to an increase in occupancy and equipment expense of $26,000, an increase in ATM expense of $4,000, an increase in marketing, advertising and promotion expense of $8,000, an increase in professional fees of $8,000 offset by a decrease in employee compensation and benefits of $8,000, and a decrease in FDIC premiums of $3,000. Occupancy and equipment expense increased due to an increase in maintenance costs related to existing facilities; an increase in maintenance costs related to equipment; an increase in lease expense due to the leasing of additional space and a land lease to construct a new facility in the Paintsville area and an increase in depreciation expense due to an improved technological infrastructure. Marketing, advertising and promotion expense increased due to aggressive marketing efforts and various promotions implemented during the quarter. Professional fees increased due to the Company engaging a major bank consulting firm to assist the Company in its strategic planning process, including revenue enhancements and expense control and reduction. Employee compensation and benefits decreased primarily due to the reduction of ESOP expense for the quarter.

         Goodwill amortization increased $1,000 for the three months ended September 30, 2000.

         Non-interest expense increased approximately $200,000 for the six months ended September 30, 2000 compared to the same period in 1999. Non-interest expenses increased for the six month period due to an increase in compensation and benefits of $95,000, an increase in occupancy and equipment expense of $46,000, an increase in ATM expense of $9,000, an increase in marketing and advertising expense of $19,000, and an increase in professional fees of $31,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the hiring of additional employees in order to facilitate the growth of the Company. Compensation and benefit expenses also increased due to the rising costs of medical insurance premiums. Effective April 1, 2000, the Company implemented a Section 125 Cafeteria Plan in order to try to control rising medical insurance premiums in future years.

         Occupancy and equipment expense increased for the period due to costs related to repairs and maintenance of the existing facilities and equipment, increased lease expense and increased depreciation due to an improved technological infrastructure. ATM expense increased due to an increase in the usage of the various ATM locations. Marketing, advertising and promotion expense increased due to aggressive marketing efforts and increased marketing promotions. Professional fees increased due to the engagement of a major bank consulting firm to assist in the strategic planning process for the Company. Professional fees also increased due to the outsourcing of the loan review function for the Company.

         Goodwill  amortization  increased  $19,000  for  the six  months  ended
September 30, 2000 due to amortization being recorded on the Citizens acquisition for only part of the six months ended September 30, 1999 compared to the entire six months ended September 30, 2000.

         Income Tax Expense. Income tax expense increased $9,000 and $30,000 for the three and six months ended September 30, 2000 primarily due to an increase in income before income taxes for each period.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 2000 was $1.4 million or 1.0% of the total loans. The March 31, 2000 allowance for loan loss was $1.3 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $124,000 for the six-month period, and had net charge-offs of $60,000 for the six-month period.

The  allowance  for loan losses at September  30, 2000 was allocated as follows:
$201,000 to one-to-four family real estate loans, $503,000 to commercial real estate and commercial business loans, $102,000 to consumer loans and $547,000 remained unallocated.

         The ratio of non-performing assets to total assets is one indicator of other exposure to credit risk. Nonperforming assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. For all periods presented the Company had no troubled debt restructurings. The following table sets forth the amount of non-performing assets at the periods indicated.

                                                                     September 30, 2000                 March 31, 2000
                                                                     ------------------                 --------------
                                                                                  (Dollars in Thousands)
Non-Accruing Loans..........................................               $  706                         $  620
Accruing Loans Delinquent 90 Days or More...................                  170                            153
Foreclosed Assets ..........................................                  309                            296
                                                                           ------                         ------
Total Non-Performing Assets ................................               $1,185                         $1,069
Total Non-Performing Assets as a
         Percentage of Total Assets.........................                   .7%                            .6%


         Total non-performing assets increased $116,000 from March 31, 2000 to September 30, 2000. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of September 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2000 and March 31, 2000, cash and cash equivalents totaled $5.2 million and $5.3 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of September 30, 2000 maturing within one year total $59.8 million.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At September 30, 2000, the Company had $17.1 million in borrowings outstanding with the FHLB.

         At September 30, 2000, the Company had outstanding commitments to originate loans of $10.3 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of September 30, 2000, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 2000, Classic Bank exceeded all current regulatory capital standards.

                                                     Regulatory                     Actual Capital
                                                 Capital Requirement                   (CB Only)
                                                 -------------------                    -------
                                               Amount         Percent          Amount           Percent
                                               ------         -------          -----            -------
                                                               (Dollars in Thousands)
Total Capital
         (to Risk Weighted Assets)            $5,763           8.0%            $8,495            11.8%
Tier 1 Capital
         (to Adjusted Total Assets)            4,039           4.0              7,694             7.6


         First National is subject to the regulatory capital requirements of the Office of the Comptroller of the Currency (the "OCC"). The following table summarizes, as of September 30, 2000, the capital requirements applicable to First National and its actual capital ratios. As of September 30, 2000, First National exceeded all current regulatory capital standards.

                                                     Regulatory                     Actual Capital
                                                 Capital Requirement                   (CB Only)
                                                 -------------------                    -------
                                               Amount         Percent          Amount           Percent
                                               ------         -------          ------           -------
                                                               (Dollars in Thousands)
Total Capital
         (to Risk Weighted Assets)             $4,292          8.0%            $6,344            11.8%
Tier 1 Capital
       (to Adjusted Total Assets)               2,975          4.0              5,791             7.6

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
                     None.

Item 2.      Changes in Securities
                     None.

Item 3.      Defaults Upon Senior Securities
                     None.

Item 4.      Submission of Matters to a Vote of Security Holders
                     The annual meeting of Shareholders (the "Meeting") of
             Classic Bancshares, Inc. was held on July 25, 2000. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                                    PROPOSAL                                                   NUMBER OF VOTES
                                    --------                                                   ---------------
                                                                                                            Broker
                                                                                  For         Withheld    Non-votes
             Election of the following directors for the terms indicated:

             E.B. Gevedon, Jr. (three years)                                    968,461        55,400         0
                 Robert A. Moyer, Jr. (three years)                             968,461        55,400         0
             John W. Clark (three years)                                        968,461        55,400         0

                                                                                                            Broker
                                                                     For        Against       Abstain     Non-votes
             The ratification of the appointment of Smith,
             Goolsby, Artis & Reams, P.S.C. as the
             Company's auditors for the fiscal year ending
             March 31, 2001                                         1,022,861      0           1,000          0

Item 5.      Other Information
                     None.

Item 6.      Exhibits and Reports on Form 8-K
             a.  Exhibits
                  Exhibit 27 Financial Data Schedule

             b.  Reports on Form 8-K
                  The Registrant filed the following current reports on Form 8-K during the three months ended September 30, 2000:

                 Press release, dated July 11, 2000 announcing the conversion of its thrift subsidiary to a commercial bank, election as financial holding company and its projected earnings for the fiscal year ending March 31, 2000.

                 Press release, dated July 25, 2000 announcing earnings for the quarter ending June 30, 2000 and declaring a cash dividend.

                                                    SIGNATURES


             Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CLASSIC BANCSHARES, INC.
                                            REGISTRANT





Date:  November 13, 2000     /s/ David B. Barbour
       -----------------     -------------------------------------------
                             David B. Barbour, President, Chief Executive
                             Officer and Director (Duly Authorized Officer)






Date:  November 13, 2000     /s/ Lisah M. Frazier
       -----------------     -------------------------------------------
                             Lisah M. Frazier, Senior Vice President,
                             Treasurer and Chief Financial Officer
                              (Principal Financial Officer)

                                 INDEX TO EXHIBITS


  Exhibit
   Number
     27                          Financial Data Schedule

     28                          Accountant's Review Report


                                   EXHIBIT 28




                         INDEPENDENT ACCOUNTANT'S REPORT






     We have reviewed the accompanying consolidated statement of condition as of September 30, 2000 and the related consolidated statement of income for the three and six month periods ended September 30, 2000 and 1999, and cash flowa for the six month periods ended September 30, 2000and 1999, in accordance with Statement on Stadndards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements are the responsibility of the corporation's managements.

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