Form 10-Q
period 2000-12-31
CLASSIC BANCSHARES INC
filed 2001-02-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ______________

     Commission File Number 0-27716


                            CLASSIC BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               61-1289391
-----------------------------------------         ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)

344 Seventeenth Street, Ashland, Kentucky                  41101
-----------------------------------------         ----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (606) 325-4789
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

     As of February 5, 2001, there were 1,151,956 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Disclosure (check one):  Yes [ ]  No [X]

                            CLASSIC BANCSHARES, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31,
          2000 (Unaudited) and March 31, 2000 ...........................     3

          Consolidated Statements of Income for the three and
          nine months ended December 31, 2000 and 1999 ..................     4

          Consolidated Statements of Comprehensive Income
          for the three and nine months ended December 31,
          2000 and 1999 .................................................     5

          Consolidated Statements of Stockholders' Equity for
          nine months ended December 31, 2000 (Unaudited) and
          Year Ended March 31, 2000 .....................................     6

          Consolidated Statements of Cash Flows for the nine months
          ended December 31, 2000 and 1999 ..............................   7-8

          Notes to Consolidated Financial Statements ....................  9-11


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................... 12-18


PART II.  OTHER INFORMATION .............................................    19

          Signatures ....................................................    20

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,      March 31,
                                                      2000             2000
                                                      ----             ----
                                                   (Unaudited)
ASSETS
  Cash and due from bank .....................   $   4,539,426    $   5,122,083
  Federal funds sold .........................              --          131,438
  Securities available for sale ..............      24,341,489       23,672,526
  Mortgage-backed and related securities
   available for sale ........................       2,896,009        3,229,952
  Loans receivable, net ......................     136,930,839      127,808,325
  Real estate acquired in the settlement
   of loans ..................................         210,745          255,246
  Accrued interest receivable ................       1,314,063        1,139,012
  Federal Home Loan Bank and Federal
   Reserve Bank stock ........................       1,600,200        1,462,350
  Premises and equipment, net ................       5,240,868        5,061,929
  Cost in excess of fair value of net
   assets acquired (goodwill),
   net of accumulated amortization ...........       5,617,682        5,808,774
  Other assets ...............................       1,088,023        1,562,534
                                                 -------------    -------------

TOTAL ASSETS .................................   $ 183,779,344    $ 175,254,169
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits .......   $  17,011,847    $  14,749,044
  Savings, NOW, and money market
   demand deposits ...........................      44,224,432       45,807,285
  Other time deposits ........................      79,260,569       74,340,467
                                                 -------------    -------------
              Total deposits .................     140,496,848      134,896,796
  Federal funds purchased and
   securities sold under
   agreements to repurchase ..................       2,980,077        2,687,714
  Advances from Federal Home Loan Bank .......      18,295,789       17,075,380
  Other short-term borrowings ................         581,616          573,751
  Accrued expenses and other liabilities .....         424,792          427,998
  Accrued interest payable ...................         548,608          551,465
  Accrued income taxes .......................          24,212           42,419
  Deferred income taxes ......................         351,390               --
                                                 -------------    -------------

              Total Liabilities ..............   $ 163,703,332    $ 156,255,523
                                                 -------------    -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value,
   1,322,500 shares issued and
   1,151,956 outstanding .....................   $      13,225    $      13,225
  Additional paid-in capital .................      12,829,294       12,829,744
  Retained earnings - substantially
   restricted ................................      10,694,041       10,062,718
  Accumulated other comprehensive
   income (loss) .............................        (502,095)      (1,279,524)
  Unearned ESOP shares .......................        (736,600)        (736,600)
  Unearned RRP shares ........................         (90,196)        (174,146)
  Treasury stock, at cost ....................      (2,131,657)      (1,716,771)
                                                 -------------    -------------

              Total Stockholders'
                Equity .......................   $  20,076,012    $  18,998,646
                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 183,779,344    $ 175,254,169
                                                 =============    =============


                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     DECEMBER 31,                  DECEMBER 31,
                                                          ----------------------------    ----------------------------
                                                              2000              1999           2000            1999
                                                              ----              ----           ----            ----
INTEREST INCOME
  Loans ...............................................   $  3,054,509    $  2,632,286    $  8,876,827    $  7,400,089
  Investment securities ...............................        394,682         396,781       1,189,647       1,190,231
  Mortgage-backed securities ..........................         52,968          55,385         169,742         168,427
  Other interest earning assets .......................          3,977           9,033          12,414          28,269
                                                          ------------    ------------    ------------    ------------
              Total Interest Income ...................      3,506,136       3,093,485      10,248,630       8,787,016
                                                          ------------    ------------    ------------    ------------
INTEREST EXPENSE
  Interest on deposits ................................      1,550,334       1,358,481       4,364,716       3,925,534
  Interest on FHLB Advances ...........................        311,765         117,790         932,576         204,272
  Interest on other borrowed funds ....................         53,847          60,087         170,171         157,745
                                                          ------------    ------------    ------------    ------------
              Total Interest Expense ..................      1,915,946       1,536,358       5,467,463       4,287,551
                                                          ------------    ------------    ------------    ------------
              Net Interest Income .....................      1,590,190       1,557,127       4,781,167       4,499,465
Provision for loss on loans ...........................         79,750          72,500         203,250         160,000
                                                          ------------    ------------    ------------    ------------
              Net interest income after
               provision for loss on
               loans ..................................      1,510,440       1,484,627       4,577,917       4,339,465
                                                          ------------    ------------    ------------    ------------
NON-INTEREST INCOME
  Service charges and other fees ......................        253,233         199,903         690,487         518,586
  Gain (loss) on sale of securities
    available for sale ................................             --              --              --          (2,500)
  Gain on disposal of assets ..........................             --          24,284              --          27,988
  Other income ........................................         45,774          41,691         119,371         127,321
                                                          ------------    ------------    ------------    ------------
              Total Non-Interest Income ...............        299,007         265,878         809,858         671,395
                                                          ------------    ------------    ------------    ------------
NON-INTEREST EXPENSES
  Employee compensation and benefits ..................        621,615         629,264       1,928,966       1,841,663
  Occupancy and equipment expense .....................        225,534         198,878         636,567         563,543
  Federal deposit insurance premiums ..................          6,693          12,089          20,699          32,113
  Loss (gain) on foreclosed real estate ...............         (1,424)          1,623           4,164           3,606
  Other general and administrative
     expenses .........................................        457,863         489,751       1,418,973       1,386,432
                                                          ------------    ------------    ------------    ------------
              Total Non-Interest Expense ..............      1,310,281       1,331,605       4,009,369       3,827,357
                                                          ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES ............................        499,166         418,900       1,378,406       1,183,503
              Income tax expense ......................        114,540          77,241         288,976         221,287
                                                          ------------    ------------    ------------    ------------
INCOME BEFORE GOODWILL AMORTIZATION ...................        384,626         341,659       1,089,430         962,216
                                                          ------------    ------------    ------------    ------------
  Goodwill amortization ...............................        (63,810)        (63,279)       (191,092)       (171,080)
                                                          ------------    ------------    ------------    ------------
NET INCOME ............................................   $    320,816    $    278,380    $    898,338    $    791,136
                                                          ============    ============    ============    ============
Basic earnings per share before goodwill amortization .   $       0.36    $       0.30    $       1.01    $       0.85
Goodwill amortization .................................          (0.06)          (0.06)          (0.18)          (0.15)
                                                          ------------    ------------    ------------    ------------
Basic earnings per share after goodwill amortization ..   $       0.30    $       0.25    $       0.83    $       0.70
                                                          ============    ============    ============    ============
Diluted earnings per share before goodwill amortization   $       0.36    $       0.29    $       1.01    $       0.83
Goodwill amortization .................................          (0.06)          (0.06)          (0.18)          (0.15)
                                                          ------------    ------------    ------------    ------------
Diluted earnings per share after goodwill amortization    $       0.30    $       0.24    $       0.83    $       0.68
                                                          ============    ============    ============    ============


                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                         --------------------------    ---------------------------
                                                             2000            1999          2000            1999
                                                             ----            ----          ----            ----
Net Income ...........................................   $   320,816    $   278,380    $   898,338    $   791,136
                                                         -----------    -----------    -----------    -----------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax .................       401,903       (244,200)       777,429     (1,262,621)
     Reclassification adjustments for realized gains
       (losses) included in earnings .................            --          1,650             --          1,650
                                                         -----------    -----------    -----------    -----------
  Other comprehensive income .........................       401,903       (242,550)       777,429     (1,260,971)
                                                         -----------    -----------    -----------    -----------
Comprehensive Income (Loss) ..........................   $   722,719    $    35,830    $ 1,675,767    $  (469,835)
                                                         ===========    ===========    ===========    ===========
Accumulated Other Comprehensive Income ...............   $  (502,095)   $(1,176,994)   $  (502,095)   $(1,176,994)
                                                         ===========    ===========    ===========    ===========




                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                                                                                             NET UNREALIZED
                                                       ADDITIONAL                            GAIN (LOSS) ON
                                        COMMON           PAID-IN            RETAINED          AVAILABLE FOR        UNEARNED
                                         STOCK           CAPITAL            EARNINGS         SALE SECURITIES      ESOP SHARES
                                         -----           -------            --------         ---------------      -----------
Balances at April 1, 1999 ......    $     13,225      $ 12,806,544       $  9,362,668       $     83,977       $   (785,150)
  Net income for the year
   ended March 31, 2000 ........              --                --          1,069,682                 --                 --
  Dividend paid ($.32 per
   share) ......................              --                --           (369,632)                --                 --
  ESOP shares earned ...........              --            14,468                 --                 --             48,550
  RRP shares earned ............              --                --                 --                 --                 --
  RRPshares granted ............              --               365                 --                 --                 --
  RRPshares forfeited ..........              --              (264)                --                 --                 --
  Tax benefit from RRP .........              --             8,631                 --                 --                 --
  Purchased 66,106 treasury
   shares ......................              --                --                 --                 --                 --
  Change in unrealized gain ....              --                --                 --                 --                 --
   (loss) on available for
   sale securities, net of
   applicable deferred
   income taxes of $702,410 ....              --                --                 --         (1,363,501)                --
                                    ------------      ------------       ------------       ------------       ------------
Balances at March 31, 2000 .....          13,225        12,829,744         10,062,718         (1,279,524)          (736,600)
  Net income for the nine
   months ended
   December 31, 2000 ...........              --                --            898,338                 --                 --
  Dividend paid ................              --                --           (267,015)                --                 --
  RRP shares earned ............              --                --                 --                 --                 --
  RRP shares awarded ...........              --              (450)                --                 --                 --
  Purchased 40,300 treasury
   shares ......................              --                --                 --                 --                 --
  Change in unrealized gain
   (loss) on available for
   sale securities, net of
   applicable deferred
   income taxes of $400,494 ....              --                --                 --            777,429                 --
                                    ------------      ------------       ------------       ------------       ------------
Balances at December 31, 2000 ..    $     13,225      $ 12,829,294       $ 10,694,041       $   (502,095)      $   (736,600)
                                    ============      ============       ============       ============       ============

                                  UNEARNED          TREASURY
                                 RRP SHARES          STOCK         TOTAL
                                 ----------          -----         -----
Balances at April 1, 1999 ...   $   (294,332)   $   (897,952)   $ 20,288,980
  Net income for the year
   ended March 31, 2000 .....             --              --       1,069,682
  Dividend paid ($.32 per
   share) ...................             --              --        (369,632)
  ESOP shares earned ........             --              --          63,018
  RRP shares earned .........        116,255              --         116,255
  RRPshares granted .........         (2,725)          2,360              --
  RRPshares forfeited .......          6,656          (6,392)             --
  Tax benefit from RRP ......             --              --           8,631
  Purchased 66,106 treasury
   shares ...................             --        (814,787)       (814,787)
  Change in unrealized gain .             --              --              --
   (loss) on available for
   sale securities, net of
   applicable deferred
   income taxes of $702,410 .             --              --      (1,363,501)
                                ------------    ------------    ------------
Balances at March 31, 2000 ..       (174,146)     (1,716,771)     18,998,646
  Net income for the nine
   months ended
   December 31, 2000 ........             --              --         898,338
  Dividend paid .............             --              --        (267,015)
  RRP shares earned .........         87,024              --          87,024
  RRP shares awarded ........         (3,074)          3,524              --
  Purchased 40,300 treasury
   shares ...................             --        (418,410)       (418,410)
  Change in unrealized gain
   (loss) on available for
   sale securities, net of
   applicable deferred
   income taxes of $400,494 .             --              --         777,429
                                ------------    ------------    ------------
Balances at December 31, 2000   $    (90,196)   $ (2,131,657)   $ 20,076,012
                                ============    ============    ============

                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------    -----------
OPERATING ACTIVITIES
  Net Income ...........................................   $  577,523    $   791,136
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................           --        391,451
      Provision for loss on loans ......................           --        160,000
      Loss on sale of securities available for sale ....           --          2,500
      Gain on disposal of equipment ....................           --        (27,988)
      Loss on sale of foreclosed real estate ...........           --             45
      Federal Home Loan Bank stock dividends ...........           --        (58,200)
      Deferred income tax (benefit) expense ............           --         51,263
      Amortization and accretion of invesment
        securities premiums and discounts, net .........           --         65,325
      RRP shares earned ................................           --         85,809
      Amortization of goodwill .........................           --        171,080
  Decrease (increase) in:
      Accrued interest receivable ......................           --       (223,508)
      Other assets .....................................           --       (112,506)
  Increase (decrease) in:
      Accrued interest payable .........................           --        208,202
      Accrued income taxes .............................           --        (34,489)
      Accounts payable and accrued expenses ............           --         97,054
                                                           ----------    -----------
        Net cash provided by operating activities ......      577,523      1,567,174
                                                           ----------    -----------
INVESTING ACTIVITIES
  Securities:
      Proceeds from sale, maturities or calls ..........           --        527,500
      Purchased ........................................           --             --
  Mortgage-backed securities:
      Proceeds from sale ...............................           --             --
      Purchased ........................................           --             --
      Principal payments ...............................           --        960,264
  Redemption of Federal Reserve Bank Stock .............           --         45,000
  Purchase of Federal Home Loan Bank Stock .............           --             --
  Loan originations and principal payments, net ........           --    (20,119,303)
  Proceeds from sale of equipment ......................           --        241,700
  Proceeds from sale of foreclosed real estate .........           --         51,903
  Purchases of software ................................           --        (23,467)
  Purchases of premises and equipment ..................           --       (385,931)
  Cash invested in purchase of Bank subsidiary in
    excess of cash and cash equivalents acquired .......           --     (1,497,572)
                                                           ----------    -----------
        Net cash used by investing activities ..........           --    (20,199,906)
                                                           ----------    -----------


                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------    -----------
FINANCING ACTIVITIES
  Net increase in deposits .............................   $5,600,051    $ 4,831,446
  Net proceeds from FHLB borrowings ....................    1,220,409     15,547,179
  Increase in federal funds purchased and securities
    sold under agreements to repurchase ................      292,363        548,707
  Net increase in short-term borrowings ................        7,865        589,287
  Purchase of treasury stock ...........................     (917,888)      (375,413)
  Dividends paid .......................................     (267,015)      (275,738)
                                                           ----------    -----------
        Net cash (used) provided by financing activities    5,935,785     20,865,468
                                                           ----------    -----------

Increase (decrease) in cash and cash equivalents .......      639,792      2,232,736
Cash and cash equivalent at beginning of period ........    5,253,521      4,486,156
                                                           ----------    -----------

Cash and cash equivalents at end of period .............   $5,893,313    $ 6,718,892
                                                           ==========    ===========

Additional cash flows and supplementary information
  Cash paid during the period for:
    Interest on deposits and borrowings ................   $1,736,484    $   979,532
    Income Taxes .......................................   $  312,376    $   208,592
  Assets acquired in settlement of loans ...............   $   71,000    $    65,000
  Net unrealized loss on securities available for sale .   $ (502,095)   $(1,260,971)
  Liabilities assumed and cash paid in acquisition of
    Citizens Bank ......................................   $       --    $16,852,774
  Fair value of assets received ........................   $       --    $13,707,355
  Amount assigned to goodwill ..........................   $       --    $ 3,145,419


                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Principles of Consolidation

         The financial statements for 2000 are presented for Classic Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Classic Bank, and The First National Bank of Paintsville ("First National"). The consolidated balance sheets for December 31, 2000 and March 31, 2000 is for the Company, Classic Bank, and First National. The acquisition of Citizens Bank, Grayson ("Citizens") was completed on May 14, 1999 at which time Citizens was merged with and into Classic Bank with Classic Bank as the surviving institution. The acquisition was accounted for under the purchase method of accounting. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and nine months ended December 31, 2000 and 1999. The earnings of Citizens Bank are included in the consolidated statement of income for the nine months ending December 31, 1999 from the date of closing.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 2000, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001.

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

         The weighted average number of shares used in the basic earnings per share computations was 1,069,980 and 1,130,601 for the three-month periods ended December 31, 2000 and 1999, respectively and 1,077,207 and 1,128,573 for the nine-month periods ended December 31, 2000 and 1999, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,073,968 and 1,160,911 for the three-month periods ended December 31, 2000 and 1999, respectively and 1,081,195 and 1,158,883 for the nine-month periods ended December 31, 2000 and 1999, respectively.

         Options to purchase 168,000 and 17,026 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4) Employee Stock Ownership Plan (ESOP)

         In conjunction with the Bank's conversion on December 28, 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Company's subsidiary banks make scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $12,551 and $17,536 for the three months ended December 31, 2000 and 1999, respectively and $52,821 and $37,405 for the nine months ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company considered 73,660 shares as unearned ESOP shares with a fair value of $819,468.

         On September 14, 1998, the Board of Directors of the Company adopted a resolution to refinance the ESOP loan by extending its term to twenty-five years effective for the plan year beginning April 1, 1998.

(5) Stock Option and Incentive Plan and Recognition and Retention Plan

         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,300 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 1,026 shares at $13.75 per share and options on 200 shares at $13.625 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,656 shares. At the end of the quarter, 450 stock option shares and 244 RRP shares remain ungranted. Ungranted RRP shares are included in treasury stock at cost.

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

(6) Cash Dividend

         On January 15, 2001, the Board declared a cash dividend of $.08 per share payable on February 12, 2001 to shareholders of record on January 29, 2001.

(7) Charter Conversion

         Effective June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky-chartered commercial bank. During the first quarter of this fiscal year, the Company also filed with the Federal Reserve Bank of Cleveland for its election as a financial holding company. The election was deemed effective by the Federal Reserve on June 2, 2000.

(8) Consolidation of Bank Charters

        On January 29, 2001, the Company announced its intent to merge Classic Bank and First National effective March 16, 2001, subject to regulatory approval. The resulting institution will be a Kentucky charted commercial bank known as Classic Bank. The merger will result in a one-time restructuring charge of approximately $150,000 and will be taken in the fourth quarter of the Company's fiscal year ending March 31, 2001.

(9) New Branch Office

        The Company has begun construction of a new branch office in the Paintsville market. The estimated cost of the new office is estimated to be approximately $700,000. As of December 31, 2000, the Company had spent approximately $300,000 on the new facility. The new office is expected to open on March 19, 2001.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's total assets increased $8.5 million, or 4.8%, from $175.3 million at March 31, 2000 to $183.8 million at December 31, 2000. The increase was due primarily to an increase in loans of $9.1 million.

         Net loans receivable increased $9.1 million from $127.8 million at March 31, 2000 to $136.9 million at December 31, 2000. The increase reflected originations of $28.1 million in commercial business loans, $11.8 million in consumer loans, $12.2 million in one-to-four family mortgage loans, and $3.0 million in commercial real estate loans offset by repayments since March 31, 2000.

         Investment securities increased approximately $600,000 from $23.7 million at March 31, 2000 to $24.3 million at December 31, 2000 primarily because of an increase in the market value of these available for sale securities and a security purchase partially offset by matured and called securities. Mortgage-backed securities decreased approximately $300,000 from $3.2 million at March 31, 2000 to $2.9 million at December 31, 2000. The decrease was primarily the result of principal repayments during the period.

         Net deposits increased $5.6 million from $134.9 million at March 31, 2000 to $140.5 million at December 31, 2000. The increase in deposits is the direct result of marketing and sales efforts to grow deposits in order to fund loan demand. Non-interest bearing demand deposits increased $2.3 million and other time deposits consisting primarily of certificates of deposit increased approximately $4.9 million offset by a decrease in savings, NOW and money market demand deposits of approximately $1.6 million.

         Federal Home Loan Bank advances increased from $17.1 million at March 31, 2000 to $18.3 million at December 31, 2000. The advances are short-term, variable rate advances with an average term of 90 days.

         Total stockholders' equity was $19.0 million at March 31, 2000 compared to $20.1 million at December 31, 2000. The increase was due to an increase in the market value of available for sale securities and net income recorded for the period partially offset by the purchase of treasury stock and cash dividends paid.

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


RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

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

         The Company reported net income of $321,000 during the three months ended December 31, 2000 compared to net income of $278,000 during the three months ended December 31, 1999. The increase in income of $43,000 between the two periods was primarily the result of an increase in net interest income of $33,000, an increase in non-interest income of $33,000 and a decrease in non-interest expenses of $21,000 partially offset by an increase in provision for loss on loans of $7,000, and an increase in income taxes of $37,000.

         The Company reported net income of $898,000 for the nine months ended December 31, 2000 compared to net income of $791,000 for the nine months ended December 31, 1999. The increase in income of $107,000 between the two periods was primarily the result of an increase in net interest income of $282,000, an increase in non-interest income of $138,000 partially offset by an increase in provision for loss on loans of $43,000, an increase in non-interest expenses of $182,000, an increase in goodwill amortization of $20,000, and an increase in income taxes of $68,000.

         Interest Income. Total interest income increased $413,000 and $1.5 million for the three and nine months ended December 31, 2000 as compared to the three and nine months ended December 31, 1999. The increase in interest income for the three-month period resulted partially from an increase in the average balance of interest-earning assets of $9.5 million from $157.0 million for the three months ended December 31, 1999 to $166.5 million for the three months ended December 31, 2000. The increase in interest income for the nine-month period resulted primarily from an increase in the average balance of interest-earning assets of $15.6 million from $148.9 million for the nine months ended December 31,1999 to $164.5 million for the nine months ended December 31, 2000. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans. The increase in the average balance of loans was due to aggressive sales efforts and continued loan demand within the Company's market area.

         Interest income increased also due to an increase in the average yield. The average yield on interest-earning assets was 8.6% and 8.5% for the three and nine months ended December 31, 2000 compared to 8.1% for the three and nine months ended December 31, 1999. The increase in the yield was due to the continued diversification of the loan portfolio in higher yielding commercial and consumer loans as well as increases during the period in general interest rates. Tax equivalent adjustments were made to the yield.

         Interest Expense. Interest expense increased $380,000 and $1.2 million for the three and nine months ended December 31, 2000 as compared to the same period in 1999. Interest expense increased for the periods partially due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $7.0 million from $138.7 million for the three months ended December 31, 1999 to $145.7 million for the three months ended December 31, 2000. The average balance of interest-bearing liabilities increased $11.7 million from $132.4 million for the nine months ended December 31, 1999 to $144.1 million for the nine months ended December 31, 2000. The increase in these balances is the result of an increase in the average balance of primarily FHLB and other borrowings and, to a lesser extent, deposits. In the past twelve months, the Company has funded loan growth by taking advantage of attractive borrowing rates and utilizing FHLB borrowings.

         Interest expense increased also due to an increase in the average rate paid. The average rate paid on interest-bearing liabilities was 5.3% and 5.1% for the three and nine months ended December 31, 2000 compared to 4.4% and 4.3% for the three and nine months ended December 31, 1999. The increase in the average rate paid on interest-bearing liabilities for the three and nine-month period is due to a significant increase in market interest rates.

         Provision for Loan Losses. The Company's provision for loan losses totaled $80,000 and $203,000 for the three and nine months ended December 31, 2000 compared to $73,000 and $160,000 for the three and nine months ended
December 31, 1999 based on management's overall assessment of the loan portfolio. The increase for the three and nine month period was based on management's evaluation of the Company's current portfolio including factors such as an increase in charge-offs and non-performing loans and the increase in non-residential loans. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictate. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased approximately $33,000 for the three months ended December 31, 2000 compared to the same period in 1999. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $53,000 and an increase in other income of $4,000 partially offset by a decrease in gain on disposal of assets of $24,000. Non-interest income increased approximately $138,000 for the nine months ended December 31, 2000 compared to the same period in 1999. The increase for the nine-month period is primarily the result of an increase in service charges and other fees on deposits of $172,000 partially offset by a decrease in gain on disposal of assets of $28,000 and other income of $6,000. The increase in service charges and other fees on deposits for the three and nine month period is the result of increased product offerings, an increased core deposit base, aggressive fee pricing strategies and a stringent policy with regard to the waiving of fees. The Company adheres to a waive factor of less than 1% of total fees and charges.

         Non-interest Expense. Non-interest expenses decreased $21,000 for the three months ended December 31, 2000 compared to the same period in 1999. Non-interest expenses decreased for the three-month period due to a decrease in employee compensation and benefits of $8,000, a decrease in FDIC premiums of $5,000, a decrease on expenses related to foreclosed real estate of $3,000, a decrease in stationary, printing and supplies of $14,000, a reduction in professional fees of $5,000 and a reduction in other general and administrative expenses of $15,000 offset by an increase in occupancy and equipment expense of $27,000. Employee compensation and benefits decreased primarily due to the reduction of ESOP expense for the quarter. Occupancy and equipment expense increased due to an increase in maintenance costs related to existing facilities; an increase in maintenance costs related to equipment; an increase in lease expense due to the leasing of additional space and a land lease to construct a new facility in the Paintsville area and an increase in depreciation expense due to an improved technological infrastructure.

         Non-interest expense increased approximately $182,000 for the nine months ended December 31, 2000 compared to the same period in 1999. Non-interest expenses increased for the nine month period due to an increase in compensation and benefits of $87,000, an increase in occupancy and equipment expense of $73,000, an increase in ATM expense of $8,000, an increase in marketing and advertising expense of $20,000, and an increase in professional fees of $23,000 partially offset by a decrease in printing, stationary & supplies and other general and administrative expenses of $29,000. Employee compensation and benefits increased as a result of an increase in the net number of employees due to the hiring of additional employees in order to facilitate the growth of the Company. Compensation and benefit expenses also increased due to the rising costs of medical insurance premiums. Effective April 1, 2000, the Company implemented a Section 125 Cafeteria Plan in order to try to control rising medical insurance premiums in future years. These increases in compensation and benefits were offset by a decrease in ESOP expense for the nine-month period due to the decrease in the average market price of the Company's stock.

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

         Goodwill amortization increased $20,000 for the nine months ended December 31, 2000 due to amortization being recorded on the Citizens acquisition for only part of the nine months ended December 31, 1999 compared to the entire nine months ended December 31, 2000.

         Income Tax Expense. Income tax expense increased $37,000 and $68,000 for the three and nine months ended December 31, 2000 primarily due to an increase in income before income taxes for each period.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 2000 was $1.4 million or 1.0% of the total loans. The March 31, 2000 allowance for loan loss was $1.3 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $203,000 for the nine-month period, and had net charge-offs of $134,000 for the nine-month period. The allowance for loan losses at December 31, 2000 was allocated as follows:
$163,000 to one-to-four family real estate loans, $496,000 to commercial real estate and commercial business loans, $146,000 to consumer loans and $548,000 remained unallocated.

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


                                                       December 31,    March 31,
                                                          2000           2000
                                                          ----           ----
                                                         (Dollars in Thousands)
Non-Accruing Loans .............................         $  604          $  620
Accruing Loans Delinquent
 90 Days or More ...............................            336             153
Foreclosed Assets ..............................            236             296
                                                         ------          ------
Total Non-Performing Assets ....................         $1,176          $1,069
Total Non-Performing Assets
 as a Percentage of Total Assets ...............             .6%             .6%


         Total non-performing assets increased $107,000 from March 31, 2000 to December 31, 2000. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         Other Assets of Concern. Other than the non-performing assets set forth in the table above, as of December 31, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Liquidity and Capital Resources. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2000 and March 31, 2000, cash and cash equivalents totaled $4.5 million and $5.3 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 2000 maturing within one year total $63.8 million.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 2000, the Company had $18.3 million in borrowings outstanding with the FHLB.

         At December 31, 2000, the Company had outstanding commitments to originate loans of $10.9 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of December 31, 2000, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 2000, Classic Bank exceeded all current regulatory capital standards.

                                         Regulatory                        Actual Capital
                                     Capital Requirement                      (CB Only)
                                    -----------------------             -----------------------
                                    Amount          Percent             Amount          Percent
                                    ------          -------             ------          -------
                                                       (Dollars in Thousands)
Total Capital
  (to Risk Weighted Assets)         $5,582             8.0%             $8,516           12.2%
Tier 1 Capital
  (to Adjusted Total Assets)         4,040             4.0               7,713            7.6


         First National is subject to the regulatory capital requirements of the Office of the Comptroller of the Currency (the "OCC"). The following table summarizes, as of December 31, 2000, the capital requirements applicable to First National and its actual capital ratios. As of December 31, 2000, First National exceeded all current regulatory capital standards.


                                          Regulatory                     Actual Capital
                                      Capital Requirement                    (FN Only)
                                    ------------------------            ---------------------
                                    Amount           Percent            Amount        Percent
                                    ------           -------            ------        -------
                                                      (Dollars in Thousands)
Total Capital
  (to Risk Weighted Assets)         $4,316             8.0%             $6,390          11.8%
Tier 1 Capital
  (to Adjusted Total Assets)         3,020             4.0               5,838           7.7


Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

               Exhibit 28 Accountant's Review Report

          b.   Reports on Form 8-K

               The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 2000:

               Press release dated October 27, 2000 announcing earnings for the quarter ended September 30, 2000 and declaring a cash dividend.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLASSIC BANCSHARES, INC.
                                   REGISTRANT





Date: February 14, 2001             /s/ David B. Barbour
      ------------------------      --------------------------------------------
                                    David B. Barbour, President, Chief Executive
                                    Officer and Director (Duly Authorized
                                    Officer)





Date: February 14, 2001             /s/ Lisah M. Frazier
      ------------------------      --------------------------------------------
                                    Lisah M. Frazier, Senior Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)