Form 10-Q/A
period 2000-12-31
CLASSIC BANCSHARES INC
filed 2001-02-22
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                  FORM 10-QSB/A

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

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------    -----------
OPERATING ACTIVITIES
  Net Income ...........................................   $  898,338    $   791,136
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................      383,190        391,451
      Provision for loss on loans ......................      203,250        160,000
      Loss on sale of securities available for sale ....           --          2,500
      Gain on disposal of equipment ....................           --        (27,988)
      (Gain) loss on sale of foreclosed real estate ....       (1,497)            45
      Federal Home Loan Bank stock dividends ...........      (70,900)       (58,200)
      Deferred income tax (benefit) expense ............       (3,799)        51,263
      Amortization and accretion of invesment
        securities premiums and discounts, net .........       19,741         65,325
      RRP shares earned ................................       87,024         85,809
      Amortization of goodwill .........................      191,092        171,080
  Decrease (increase) in:
      Accrued interest receivable ......................     (175,051)      (223,508)
      Other assets .....................................      428,435       (112,506)
  Increase (decrease) in:
      Accrued interest payable .........................       (2,857)       208,202
      Accrued income taxes .............................      (18,207)       (34,489)
      Accounts payable and accrued expenses ............       (3,206)        97,054
                                                           ----------    -----------
        Net cash provided by operating activities ......    1,935,553      1,567,174
                                                           ----------    -----------
INVESTING ACTIVITIES
  Securities:
      Proceeds from sale, maturities or calls ..........      636,350        527,500
      Purchased ........................................     (175,000)            --
  Mortgage-backed securities:
      Proceeds from sale ...............................           --             --
      Purchased ........................................           --             --
      Principal payments ...............................      364,023        960,264
  Federal Reserve Bank Stock:
      Purchased ........................................      (10,550)            --
      Redeemed .........................................       86,200         45,000
  Purchase of Federal Home Loan Bank Stock .............     (142,600)            --
  Loan originations and principal payments, net ........   (9,416,146)   (20,119,303)
  Proceeds from sale of equipment ......................           --        241,700
  Proceeds from sale of foreclosed real estate .........       84,047         51,903
  Purchases of software ................................       (3,894)       (23,467)
  Purchases of premises and equipment ..................     (507,341)      (385,931)
  Cash invested in purchase of Bank subsidiary in
    excess of cash and cash equivalents acquired .......           --     (1,497,572)
                                                           ----------    -----------
        Net cash used by investing activities ..........   (9,084,911)   (20,199,906)
                                                           ----------    -----------



                See accompanying Accountant's Review Report and
                   notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------    -----------
FINANCING ACTIVITIES
  Net increase in deposits .............................   $5,600,051    $ 4,831,446
  Net proceeds from FHLB borrowings ....................    1,220,409     15,547,179
  Increase in federal funds purchased and securities
    sold under agreements to repurchase ................      292,363        548,707
  Net increase in short-term borrowings ................        7,865        589,287
  Purchase of treasury stock ...........................     (418,410)      (375,413)
  Dividends paid .......................................     (267,015)      (275,738)
                                                           ----------    -----------
        Net cash (used) provided by financing activities    6,435,263     20,865,468
                                                           ----------    -----------

Increase (decrease) in cash and cash equivalents .......     (714,095)     2,232,736
Cash and cash equivalent at beginning of period ........    5,253,521      4,486,156
                                                           ----------    -----------

Cash and cash equivalents at end of period .............   $4,539,426    $ 6,718,892
                                                           ==========    ===========

Additional cash flows and supplementary information
  Cash paid during the period for:
    Interest on deposits and borrowings ................   $1,736,484    $   979,532
    Income Taxes .......................................   $  312,376    $   208,592
  Assets acquired in settlement of loans ...............   $   71,000    $    65,000
  Net unrealized loss on securities available for sale .   $ (502,095)   $(1,260,971)
  Liabilities assumed and cash paid in acquisition of
    Citizens Bank ......................................   $       --    $16,852,774
  Fair value of assets received ........................   $       --    $13,707,355
  Amount assigned to goodwill ..........................   $       --    $ 3,145,419


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