Form 10-K405
period 2001-03-31
CLASSIC BANCSHARES INC
filed 2001-06-29
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________________ to __________________

                         COMMISSION FILE NUMBER 0-27170

                            CLASSIC BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                               DELAWARE                                                   61-1289391
    (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

              344 SEVENTEENTH STREET, ASHLAND, KENTUCKY                                      41101
              (Address of principal executive offices)                                     (Zip Code)

         Issuer's telephone number, including area code: (606) 326-2800

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES /X/ NO / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $14.8 million in gross income for the year ended March 31, 2001.

         As of June 27, 2001, there were issued and outstanding 1,139,336 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last sale price of such stock on the Nasdaq SmallCap Market as of June 27, 2001 was approximately $11.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB--Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Classic Bancshares, Inc. ("Classic" or the "Company"), a Delaware corporation, is a financial holding company which has as its primary wholly-owned subsidiary Classic Bank, a Kentucky chartered commercial bank. The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization (the "Conversion") on December 28, 1995. The Company become a bank holding company effective September 30, 1996 and a financial holding company effective June 30, 2000.

         On September 30, 1996, First National Bank of Paintsville ("Paintsville Bank") became a subsidiary of the Company upon consummation of the Company's acquisition of First Paintsville Bancshares, Inc. ("First Paintsville"), the former holding company of Paintsville Bank. See "--Acquisitions." On June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky chartered commercial bank. Finally, on March 16, 2001, Paintsville Bank merged into Classic Bank in order to improve the efficiency of their operations. Unless the context otherwise requires, all references herein to Classic Bank, Paintsville Bank or the Company include the Company, Classic Bank and Paintsville Bank on a consolidated basis. References to the Company prior to September 30, 1996 refer only to the Company and Classic Bank. References to the Company prior to December 28, 1995 refer only to Classic Bank.

         At March 31, 2001, the Company had total consolidated assets of $187.9 million, deposits of $145.4 million and stockholders' equity of $20.5 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 326-2800.

         As a community-oriented financial institution, Classic Bank seeks to serve the financial needs of communities in its market area. Its business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily commercial business, consumer, commercial real estate, one-to-four family residential mortgages and to a lesser extent multi-family and construction loans in its market areas. Classic Bank also invests in mortgage-backed and related securities and investment securities and other permissible investments. See "Investment Activities."

         The Company and Classic Bank are subject to comprehensive regulation. See "Regulation."

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

ACQUISITIONS

         On September 30, 1996, the Company acquired First Paintsville, the former holding company of Paintsville Bank, for $9.3 million in cash. At September 30, 1996, First Paintsville had total assets of $66.6 million, deposits of $52.8 million and stockholders' equity of $10.2 million. Paintsville Bank engaged in retail and commercial banking, including one-to four-family, consumer and commercial business lending, and provided trust services.

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

MARKET AREA

         Classic Bank serves its market area through its main office in Ashland, Kentucky and six branch offices. Classic Bank's market area includes Boyd, Carter, Greenup, Johnson and portions of Lawrence, Martin, Floyd and Magoffin Counties, Kentucky, Lawrence County, Ohio and Wayne and Cabell Counties, West Virginia.

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

         The economy of the Company's market area has transitioned from a primarily industrial-based economy to a service- and retail-based economy. In the past several years, the Company's market area has experienced increases in the retail and service sectors which have somewhat offset the impact of job losses and consolidations from heavy industry. Notwithstanding recent economic diversification, the unemployment rate in the Company's market area continues to exceed the rates for the Commonwealth of Kentucky and the United States.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Company historically was the origination of one-to- four family residential loans. The Company now emphasizes the origination of commercial business, consumer, commercial real estate, and, to a lesser extent, construction and multi-family loans in its market area. At March 31, 2001, loans receivable, net, totaled $138.9 million. See "Originations, Purchases and Sales of Loans."

         LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                   MARCH 31,
                                      --------------------------------------------------------------------
                                             2001                     2000                     1999
                                      -------------------      --------------------     ------------------
                                      AMOUNT      PERCENT      AMOUNT       PERCENT     AMOUNT     PERCENT
                                      ------      -------      ------       -------     ------     -------
                                                             (Dollars in Thousands)
REAL ESTATE LOANS
 One- to four-family...............     $73,576     52.5%     $ 71,928         55.7%   $61,992      63.0%
 Commercial........................      16,877     12.0        15,216         11.8     10,136      10.3
 Multi-family......................       1,342      1.0         1,486          1.2      1,179       1.2
 Construction......................       3,287      2.3         2,670          2.0      2,513       2.6
                                       --------    -----        ------         ----    -------      -----
     Total real estate loans.......      95,082     67.8        91,300         70.7     75,820      77.1
                                       --------    -----        ------         ----    -------      -----
OTHER LOANS
 Consumer Loans:
  Deposit account..................       1,176      0.8         1,369          1.1        383       0.4
  Credit Card......................          --       --            --           --          3        --
  Installment......................      16,406(1)  11.7        12,457(1)       9.6      7,347       7.5
  Other............................         667      0.5           250          0.2         68       0.1
                                       --------     ----        ------          ---    -------     -----
     Total consumer loans..........      18,249     13.0        14,076         10.9      7,801       8.0
 Commercial business loans.........      26,727(2)  19.1        23,539         18.3     14,747      14.9
 Commercial agriculture loans......         119      0.1           148          0.1         17        --
                                       --------    -----       -------          ---    -------     -----
     Total other loans.............      45,095     32.2        37,763         29.3     22,565      22.9
                                       --------    -----        ------         ----    -------     -----
     Total loans...................     140,177    100.0%      129,063        100.0%    98,385     100.0%
                                       ========    =====       =======        =====    =======     =====

 Loans in process..................          --                    (10)                    (23)
 Deferred fees and discounts.......          92                     44                      26
 Allowance for loan losses.........      (1,407)                (1,289)                   (861)
                                       --------               --------                 -------
 Total loans receivable, net.......    $138,862               $127,808                 $97,527
                                       ========               ========                 =======

                                                          MARCH 31,
                                      ------------------------------------------------
                                               1998                      1997
                                      ---------------------      ---------------------
                                       AMOUNT       PERCENT       AMOUNT        PERCENT
                                      --------      -------      --------       -------
REAL ESTATE LOANS
 One- to four-family...............   $66,078         72.6%      $62,413          75.3%
 Commercial........................     8,970          9.9         6,877           8.3
 Multi-family......................     1,497          1.6         1,104           1.3
 Construction......................       426          0.5           832           1.0
                                      -------        -----       -------         -----
     Total real estate loans.......    76,971         84.6        71,226          85.9
                                      -------        -----       -------         -----

OTHER LOANS
 Consumer Loans:
  Deposit account..................       526          0.6          433            0.5
  Credit Card......................       218          0.2          256            0.3
  Installment......................     5,380          5.9        5,452            6.6
  Other............................       991          1.1          697            0.8
                                       ------       ------      -------          -----
     Total consumer loans..........     7,115          7.8        6,838            8.2
 Commercial business loans.........     6,942          7.6        4,794            5.9
 Commercial agriculture loans......        --           --           --             --
                                      -------        -----      -------          -----
     Total other loans.............    14,057         15.4       11,632           14.1
                                      -------        -----      -------          -----
     Total loans...................    91,028        100.0%      82,858          100.0%
                                      =======        =====      =======          =====

 Loans in process..................       (29)                       (6)
 Deferred fees and discounts.......       (68)                     (323)
 Allowance for loan losses.........      (831)                     (801)
                                      -------                   -------
 Total loans receivable, net.......   $90,100                   $81,728
                                      =======                   =======

-------------------
1 Includes $6.9 million of automobile loans at March 31, 2001 and $6.1 million of automobile loans at March 31, 2000.

2 Does not include the unfunded portion of commercial lines of credit of $8.1 million.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                       MARCH 31
                                     -------------------------------------------------------------------------
                                               2001                    2000                     1999
                                          AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT       PERCENT
                                          ------      -------     ------      -------     ------       -------
                                                                   (Dollars in Thousands)
FIXED-RATE LOANS:
----------------
 Real estate:
  One- to four-family................     $44,020      31.4%     $44,377       34.4%      $33,944      34.5%
  Commercial.........................       9,031       6.4        8,829        6.8         5,329       5.4
  Multi-family.......................         832       0.6          903         .7           850       0.9
  Construction.......................       1,959       1.4        1,950        1.5         1,815       1.9
                                          -------      ----      -------       ----       -------      ----
     Total real estate loans.........      55,841      39.8       56,059       43.4        41,938      42.7
 Consumer............................      16,773      12.0       12,543        9.7         7,053       7.2
                                          -------      ----      -------       ----       -------      ----
 Commercial business.................       9,916       7.1        8,861        6.9         8,137       8.2
 Commercial agriculture..............         119       0.1          148         .1            17        --
                                          -------      ----      -------       ----       -------      ----
     Total fixed-rate loans..........      82,649      59.0       77,611       60.1        57,145      58.1

ADJUSTABLE-RATE LOANS:
---------------------
 Real estate:
  One- to four-family................      29,556      21.0       27,551       21.3        28,048      28.5
  Commercial.........................       7,846       5.6        6,387        4.9         4,807       4.9
  Multi-family.......................         511       0.4          583         .5           329       0.3
  Construction.......................       1,328       0.9          720         .6           698       0.7
                                          -------      ----      -------       ----       -------      ----
     Total real estate loans.........      39,241      27.9       35,241       27.3        33,882      34.4
                                          -------      ----      -------       ----       -------      ----
 Consumer............................       1,476       1.1        1,533        1.2           748       0.8
 Commercial business.................      16,811      12.0       14,678       11.4         6,610       6.7
                                          -------      ----      -------       ----       -------      ----
     Total adjustable-rate loans.....      57,528      41.0       51,452       39.9        41,240      41.9
                                          -------      ----      -------       ----       -------      ----
     Total loans.....................     140,177     100.0%     129,063      100.0%       98,385     100.0%
                                                      =====                   =====                   =====
 Loans in process....................          --                    (10)                     (23)
 Deferred fees and discounts.........          92                     44                       26
 Allowance for loan losses...........      (1,407)                (1,289)                    (861)
                                          -------                -------                  -------
    Total loans receivable, net......    $138,862               $127,808                  $97,527
                                          -------                -------                  -------
                                          -------                -------                  -------



                                                              MARCH 31
                                             ------------------------------------------
                                                     1998                     1997
                                             -----------------      -------------------
                                             AMOUNT    PERCENT      AMOUNT      PERCENT
                                             ------    -------      ------      -------
FIXED-RATE LOANS:
----------------
 Real estate:
  One- to four-family................        $33,253     36.5%      $29,730       35.9%
  Commercial.........................          3,348      3.7         2,627        3.2
  Multi-family.......................          1,278      1.4           781        0.9
  Construction.......................            426      0.5           814        1.0
                                             -------    -----       -------      -----
     Total real estate loans.........         38,305     42.1        33,952       41.0
 Consumer............................          6,161      6.8         6,154        7.4
                                             -------    -----       -------      -----
 Commercial business.................          2,649      2.9         1,395        1.7
 Commercial agriculture..............             --       --            --         --
                                             -------    -----       -------      -----
     Total fixed-rate loans..........         47,115     51.8        41,501       50.1

ADJUSTABLE-RATE LOANS:
---------------------
 Real estate:
  One- to four-family................         32,825     36.1        32,683       39.4
  Commercial.........................          5,622      6.2         4,250        5.1
  Multi-family.......................            219      0.2           323        0.4
  Construction.......................             --       --            18         --
                                             -------    -----       -------      -----
     Total real estate loans.........         38,666     42.5        37,274       44.9
                                             -------    -----       -------      -----
 Consumer............................            954      1.0           684        0.8
 Commercial business.................          4,293      4.7         3,399        4.2
                                             -------    -----       -------      -----
     Total adjustable-rate loans.....         43,913     48.2        41,357       49.9
                                             -------    -----       -------      -----
     Total loans.....................         91,028    100.0%       82,858      100.0%
                                                        =====                    =====
 Loans in process....................            (29)                    (6)
 Deferred fees and discounts.........            (68)                  (323)
 Allowance for loan losses...........           (831)                  (801)
                                             -------                -------
    Total loans receivable, net......        $90,100                $81,728
                                             =======                =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                   REAL ESTATE
                        ----------------------------------------------------------------
                               ONE- TO             MULTI-FAMILY
                              FOUR-FAMILY          AND COMMERCIAL        CONSTRUCTION           CONSUMER
                        --------------------    -------------------    -----------------    -----------------
                                   WEIGHTED                WEIGHTED             WEIGHTED             WEIGHTED
                                    AVERAGE                 AVERAGE              AVERAGE              AVERAGE
                          AMOUNT     RATE       AMOUNT       RATE      AMOUNT     RATE      AMOUNT     RATE
                          ------   --------     ------     --------    ------   --------    ------   --------
                                                            (Dollars in Thousands)
           DUE
Within one year(1)......   $ 1,697   9.04%     $  866        9.07%     $1,630      9.74%    $ 5,727     8.57%
One to two years........       844   7.39         233        7.88          --        --       1,578    11.23
Two to three years......       723   9.07       1,166        8.10         562      9.03       2,735    10.35
Three to five years.....     2,482   8.89       1,114        8.72         215      9.02       5,846     9.64
Five to ten years.......    11,194   8.22       7,940        8.76         426      8.76       1,029    10.06
Ten to 15 years.........    22,644   8.12       6,095        8.47          79      9.00       1,179     9.38
Over 15 years...........    33,992   8.14         805        8.61         375      8.89         155     8.91
                            ------            -------                  ------               -------
  Totals................   $73,576            $18,219                  $3,287               $18,249
                           =======            =======                  ======               =======

                                                   COMMERCIAL
                         ------------------------------------------------------------
                              BUSINESS              OTHER                TOTAL
                         -------------------   ------------------  ------------------
                                    WEIGHTED             WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                         AMOUNT       RATE     AMOUNT     RATE     AMOUNT      RATE
                         ------     --------   ------     ----     ------      ----
           DUE
Within one year(1)...... $13,018      8.37%     $ 69      8.19%   $ 23,007      8.59%
One to two years........   1,288      7.81        12      13.32      3,955      9.11
Two to three years......   4,084      8.50        --         --      9,270      9.07
Three to five years.....   3,733      9.10        --         --     13,390      9.26
Five to ten years.......   2,489      8.40        38      10.50     23,116      8.52
Ten to 15 years.........   2,096      8.75        --         --     32,093      8.28
Over 15 years...........      19     11.00        --         --     35,346      8.16
                          ------                ----              --------
  Totals................ $26,727                $119              $140,177
                          ======                ====              ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after March 31, 2002 which have predetermined interest rates is $74.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $42.7 million.

         COMMERCIAL BUSINESS LENDING. The Company originates a significant volume of secured and unsecured commercial business loans to local businesses. The Company generally seeks to make commercial business loans on a "relationship" rather than a "transaction" basis. At March 31,2001, the Company's commercial business loans totaled $26.7 million, or 19.1% of total loans. In addition, as of such date, the Company had $8.1 million of unfunded commercial business loan commitments.

         The Company's commercial business loans generally have terms of up fifteen years and generally carry adjustable rates of interest based on the prime rate, plus or minus a margin. If secured, such loans generally carry security interests on inventory, accounts receivable and fixed assets located in the Company's market area. The Company's commercial business loans are generally personally guaranteed by one or more of the principals of the borrower.

         Commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral, if any, securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, there can be no assurance that the Company's non-performing commercial business loans will not increase in the future.

         The Company's commercial business lending volume has increased significantly in the last several years as a result of management's continued focus on the Company's commercial relationships as well as a reduction in the number of locally owned business lenders. The Company intends to continue to increase its commercial business lending activities in the future.

         CONSUMER LENDING. In order to increase the yield and interest rate sensitivity of its loan portfolio and as part of its community bank-oriented strategy, the Company has sought to increase the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing, recreational vehicle, boat financing and home equity lending. Consumer loan terms vary according to the type and value of collateral, length of contract and credit worthiness of the borrower. During fiscal 2001, consumer loans increased by $4.2 million as a result of the implementation of this strategy. At March 31, 2001, consumer loans totaled $18.2 million, or 13.0% of the Company's total loan portfolio.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than certain mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or deprecation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In view of the projected increase in the amount and scope of the Company's consumer lending activities, there can be no assurances that delinquencies in the consumer loan portfolio will not increase in the future.

         ONE-TO-FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. A portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four-family residences. In recent years, the Company has reduced the number of these types of loans originated for its own portfolio. The Company has an arrangement with a Kentucy bank that has a substantial secondary market presence, whereby the Company takes applications and receives an origination fee on any loan actually funded by the bank. These loans are offered to consumers seeking to receive "secondary market rates" on their residential loans.

         Prior to March 1995, Classic Bank utilized a variety of ARM loan products. Most of these loans provided for a 1.0% maximum annual cap and a life-time cap pf 5.0% over the initial rate and adjusted to a stated margin over either the National Monthly Median Cost of Funds Index or the National Average Interest Contract Rate on the Purchase of Previously Occupied Homes for All Major Types of Lenders (collectively, the "Cost Funds Indices"). Because these indices generally react more slowly to changes in interest rates as compared to other indices commonly used for ARM's (including those based on rates paid on U.S. Treasury securities), during a period of rising interest rates, the use of these lagging indices results in Classic Bank's adjustable-rate loans repricing upward at a slower rate which could result in a reduction in interest rate spread. At March 31, 2001, Classic Bank had $6.8 million of ARM loans representing 9.2% of the one- to-four-family loan portfolio, which reprice based upon the Cost of Funds Indices. On the same date, these loans has a weighted average yield of 7.2% and a weighted average contractual term of maturity of
171.0 months.

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

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Company has increased its commercial real estate lending in recent years as a part of its strategy to increase the yield and reduce the term of its lending portfolio. The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the property securing the loan. The Company's commercial real estate loan portfolio includes loans secured by office and professional buildings, medical facilities, churches and other non-residential properties. To a lesser degree, the Company originates multi- family real estate loans, primarily apartment complexes with established and predictable rent rolls. At March 31, 2001, the Company had $16.9 million in commercial real estate loans representing 12.0% of the Company's total loan portfolio. At March 31, 2001, multi-family real estate loans totaled $1.3 million representing 1.0% of the total loan portfolio.

         Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         CONSTRUCTION LENDING. The Company originates a limited amount of construction loans for the construction of residential and to a lesser degree, commercial real estate. Construction lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. At March 31, 2001, the Company's construction loan portfolio totaled $3.3 million or 2.3% of its total portfolio.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. The Company's ability to originate loans is dependent upon customer demand for loans in its market area and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio, other than loans participated to other financial institutions to limit the Company's overall exposure to individual loans or borrowers.

         The Company also takes residential loan applications for a Kentucky mortgage banker. Although the Company does not make the subject loans, the Company receives an origination fee on any loan actually funded by the mortgage banker. These loans are offered to customers seeking to receive "secondary market rates" on their residential loans.

         From time to time, in order to supplement loan originations, the Company has acquired mortgage- backed and related securities which are held, depending on the investment intent, in the "available-for-sale" portfolios. See "Investment Activities - Mortgage-Backed and Related Securities" and Note 4 to the Notes to Consolidated Financial Statements.

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make required payment on a loan, the Company attempts to cure the delinquency through established collection procedures. If a loan becomes contractually delinquent 90 days, the Company normally initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. By policy, when a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status unless the loan is both well secured and in the process of collection, or loans guaranteed by an agency of the U.S. Government, such as the Small Business Administration. When placed on non-accrual status, the previously accrued interest income on the loan is taken out of the current income. Future interest income may be applied directly to the principal balance of the loan. Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established.

         Real estate acquired by the Company as a result of foreclosure or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value (as determined by appraisal) less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized.

         The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 2001.

                                                   LOANS DELINQUENT FOR:
                             ---------------------------------------------------------------
                                     60 -89 DAYS                      90 DAYS AND OVER               TOTAL DELINQUENT LOANS
                             -------------------------------    ----------------------------     ------------------------------
                                                     PERCENT                         PERCENT                             PERCENT
                                                     OF LOAN                         OF LOAN                             OF LOAN
                               NUMBER     AMOUNT    CATEGORY    NUMBER     AMOUNT   CATEGORY     NUMBER    AMOUNT       CATEGORY
                               ------     ------    --------    ------     ------   --------     ------    ------       --------
                                                                    (Dollars in Thousands)
Real Estate:
   One- to four-family.......    5         $315         .4%         4       $ 75      .1%          9       $390            .5%
   Commercial................    1           19         .1          1         43      .3           2         62            .4
   Construction..............    1           90        2.7         --         --      --           1         90           2.7
   Consumer..................    6           53         .3          1          6      --           7         59            .3
Commercial Business..........    2           54         .2         --         --      --           2         54            .2
                                           ----                             ----                           ----
                                           $531                             $124                           $655
                                           ====                             ====                           ====

         CLASSIFICATION OF ASSETS. Federal regulations require that each bank classify its own assets on a regular basis. There are three classifications for problem assets. Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets which do not currently expose an institution to sufficient risk to warrant classification of the aforementioned categories, but possess weaknesses are required to be designated "Other Assets Especially Mentioned" by the institution.

         On the basis of management's review of its assets, at March 31, 2001, the Company had the following classified assets:

                                                                                      AT
                                                                               MARCH 31, 2001
                                                                              -----------------
                                                                               (In Thousands)
Substandard...................................................                      $1,589
Doubtful......................................................                         184
Loss..........................................................                           6
Special Mention...............................................                       1,163
                                                                                    ------
     Total....................................................                      $2,942
                                                                                    ======

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non- performing assets in the loan portfolio. For all years presented, the Company has had no troubled debt restructuring (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets included assets acquired in settlement of loans.

                                                                                       MARCH 31,
                                                              ------------------------------------------------------
                                                              2001         2000        1999        1998         1997
                                                              ----         ----        ----        ----         ----
                                                                               (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................       $  423       $  296       $  97         $296      $  465
  Multi-Family.......................................           15           --          --           --          32
  Commercial real estate.............................          207          134          --           --          62
  Consumer...........................................           --           --          --           12          --
  Commercial business................................           --          190         218           --          --
  Land...............................................           17           --          --           --          --
                                                             -----        -----       -----        -----       -----
     Total...........................................          662          620         315          308         559

Accruing loans delinquent 90 days or more:
  One- to four-family................................           75          143          86           13          57
  Commercial real estate.............................           43           --          --            7          90
  Consumer...........................................            6           10           5            5           3
  Credit Card........................................           --           --          --           --           7

Foreclosed assets:
  One- to four-family................................           17           62          32           35          92
  Commercial real estate.............................          194          194         194          194         244
  Consumer...........................................           17           40          --           --          24
                                                            ------       ------        ----         ----      ------
Total non-performing assets..........................       $1,014       $1,069        $632         $562      $1,076
                                                            ======       ======        ====         ====      ======
Total as a percentage of total assets................         0.5%         0.6%        0.4%         0.4%        0.8%
                                                            ======       ======        ====         ====      ======

         For the year ended March 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $65,000. The amount that was included in interest income on such loans was $5,000 for the year ended March 31, 2001. The average balance of non-accrual loans for the year ended March 31, 2001 was $627,000. The allowance for loan and lease losses on non-accrual loans amounted to $127,000 at March 31, 2001.

         OTHER ASSETS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of March 31, 2001, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management considers non-performing assets in establishing its allowances for loan losses.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth an analysis of the allowances for loan losses.

                                                                                     YEAR ENDED MARCH 31,
                                                                    ------------------------------------------------
                                                                    2001       2000        1999      1998       1997
                                                                    ----       ----        ----      ----       ----
                                                                              (Dollars in Thousands)
Balance at beginning of period................................     $1,289     $  861       $831      $801       $286
                                                                    -----       ----       ----      ----       ----
Acquisition of Citizens Bank..................................         --        506         --        --         --
Acquisition of Paintsville Bank...............................         --         --         --        --        526
Charge-offs:
  One- to four-family.........................................          8        139         23        49         17
  Commercial real estate......................................         --          4         --        --         --
  Commercial business.........................................        108        155          8         1         45
  Consumer....................................................         74         71         84       102         76
  Credit cards................................................         --          2          2        21         15
                                                                    -----       ----       ----      ----       ----
      Total charge-offs.......................................        190        371        117       173        153
                                                                    -----       ----       ----      ----       ----
Recoveries:
  One- to four-family.........................................          5          8         15        --          3
  Commercial business.........................................          2         27         --        26         17
  Consumer....................................................         40         34         32        16         16
  Credit cards................................................         --          1         --         3          1
                                                                    -----       ----       ----      ----       ----
      Total recoveries........................................         47         70         47        45         37
Net charge-offs...............................................        143        301         70       128        116
                                                                    -----       ----       ----      ----       ----
Additions charged to operations...............................        261        223        100       158        105
                                                                    -----       ----       ----      ----       ----
Balance at end of period......................................     $1,407     $1,289       $861      $831       $801
                                                                   ======     ======       ====     =====       ====
Ratio of net charge-offs during the period to average
loans outstanding during the period...........................        0.1%       0.2%       0.1%      0.1%       0.2%
                                                                     ====       ====       ====     =====        ===
Ratio of net charge-offs during the period to average
non-performing assets.........................................       12.4%      30.0%       9.3%     15.4%       9.6%
                                                                     ====      =====       ====      ====        ===

         The allowances for loan losses is established through a provision for loan losses charges to earnings based on management's evaluation of the risk inherent in its entire portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a formal review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans, historical loss experience, delinquency trends, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and level of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

         While management believes that is uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earning could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                     MARCH 31,
                      ----------------------------------------------------------------------------------------------
                                    2001                           2000                           1999
                      ----------------------------------------------------------------------------------------------
                                              PERCENT                        PERCENT                        PERCENT
                                             OF LOANS                       OF LOANS                       OF LOANS
                                    LOAN      IN EACH               LOAN     IN EACH               LOAN     IN EACH
                       AMOUNT OF   AMOUNTS   CATEGORY  AMOUNT OF   AMOUNTS  CATEGORY  AMOUNT OF   AMOUNTS  CATEGORY
                       LOAN LOSS     BY      TO TOTAL  LOAN LOSS     BY     TO TOTAL  LOAN LOSS     BY     TO TOTAL
                       ALLOWANCE  CATEGORY     LOANS   ALLOWANCE  CATEGORY    LOANS   ALLOWANCE  CATEGORY    LOANS
                      ---------- ---------- ---------  --------- ---------  --------  ---------  --------  --------
                                                                (Dollars in Thousands)
One- to four-family...   $  197   $ 73,576    52.5%   $  185     $ 71,928        55.7%    $180   $61,992    63.0%
Multi-family..........       --      1,342     1.0        --        1,486         1.2       --     1,179     1.2
Commercial real estate      172     16,877    12.0        99       15,216        11.8       34    10,136    10.3
Construction..........       49      3,287     2.3        --        2,670         2.0       --     2,513     2.6
Consumer..............       91     18,249    13.0        97       14,076        10.9       60     7,801     8.0
Commercial business...      150     26,727    19.1       431       23,539        18.3       80    14,747    14.9
Commercial agriculture       --        119      .1        --          148          .1       --        17      --
Unallocated...........      748         --      --       477           --          --      507        --      --
                         ------   --------   -----    ------     --------       -----    -----   -------   -----
     Total............   $1,407   $140,177   100.0%   $1,289     $129,063       100.0%    $861   $98,385   100.0%
                         ======   ========   =====    ======     ========       =====    =====   =======   =====


                                               MARCH 31,
                      ------------------------------------------------------------
                                   1998                          1997
                      ------------------------------------------------------------
                                            PERCENT                        PERCENT
                                           OF LOANS                       OF LOANS
                                   LOAN     IN EACH               LOAN     IN EACH
                       AMOUNT OF  AMOUNTS  CATEGORY  AMOUNT OF   AMOUNTS  CATEGORY
                       LOAN LOSS    BY     TO TOTAL  LOAN LOSS     BY     TO TOTAL
                       ALLOWANCE CATEGORY    LOANS   ALLOWANCE  CATEGORY    LOANS
                       --------- --------  --------  ---------  --------- --------
                                             (Dollars in Thousands)
One- to four-family...   $221     $66,078    72.6%     $ 88      $62,413     75.3%
Multi-family..........      2       1,497     1.6         3        1,104      1.3
Commercial real estate     45       8,970     9.9        67        6,877      8.3
Construction..........     --         426     0.5        --          832      1.0
Consumer..............     35       7,115     7.8        14        6,838      8.3
Commercial business...     52       6,942     7.6        22        4,794      5.8
Commercial agriculture     --          --      --        --           --       --
Unallocated...........    476          --      --       607           --       --
                       ------    ---------  -----     -----     --------    -----
     Total............   $831     $91,028  100.0%      $801      $82,858    100.0%
                       ======    =========  =====     =====     ========    =====

INVESTMENT ACTIVITIES

         GENERAL. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. The Company's securities are classified into three categories: trading, held to maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. At March 31, 2001, the Company had no securities which were classified as trading. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 2001, $28.2 million of investment securities or mortgage-backed and related securities were classified as available-for-sale.

SECURITIES.

         The Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for public funds deposited with the Company. Investment securities may also be used to adjust the term to repricing of the Company's assets. At March 31, 2001, the Company's investment securities portfolio totaled $26.2 million. At March 31, 2001, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

         The following table sets forth the composition of the Company's securities at the dates indicated. All investment securities held by the Company were classified as available for sale.

                                                                               MARCH 31,
                                                 ------------------------------------------------------------------------
                                                              2001                   2000                  1999
                                                 ------------------------------------------------------------------------
                                                     CARRYING      % OF     CARRYING      % OF      CARRYING       % OF
                                                       VALUE       TOTAL      VALUE       TOTAL       VALUE        TOTAL
                                                       -----       -----      -----       -----       -----        -----
                                                                        (Dollars in Thousands)
Investment securities:
  U.S. government securities.....................     $    --         --     $   995        4.0      $ 1,017         3.8
  Federal agency obligations.....................       3,083       11.8       3,202       12.7        3,032        11.5
  Municipal bonds................................      16,356       62.5      14,931       59.4       15,872        59.8
  Other debt securities..........................       5,355       20.4       3,987       15.9        4,449        16.8
  Other equity securities........................          --         --         558        2.2          771         2.9
FHLB and FRB stock...............................       1,394        5.3       1,462        5.8        1,385         5.2
                                                      -------     -------    -------      -----      -------       -----
     Total securities and FHLB and FRB stock.....     $26,188      100.0%    $25,135      100.0%     $26,526       100.0%
                                                      =======     =======    =======      =====      =======       =====

Average remaining life of investment securities..      13 yrs                 14 yrs                  12 yrs

Other interest-earning assets:
  Interest-bearing deposits with banks...........        $113       69.3%    $    60       31.4%     $   133         8.7%
  Federal Funds Sold and securities purchased
   under agreement to resell.....................          50       30.7         131       68.  6      1,398        91.3

         The composition and maturities of the securities portfolio, excluding FHLB and FRB stock, are indicated in the following table.

                                                                         MARCH 31, 2001
                                        ------------------------------------------------------------------------------
                                          LESS THAN      1 TO 5       5 TO 10        OVER         TOTAL SECURITIES
                                           1 YEAR         YEARS        YEARS       10 YEARS     ---------------------
                                          CARRYING      CARRYING     CARRYING      CARRYING     CARRYING       MARKET
                                            VALUE         VALUE        VALUE         VALUE        VALUE         VALUE
                                            -----         -----        -----         -----        -----         -----
                                                                 (Dollars in Thousands)
Federal agency obligations..........         $ --        $   --       $3,083      $     --      $ 3,083       $ 3,083
Municipal bonds.....................          100         2,436        1,659        12,161       16,356        16,356
Corporate debt securities...........           --            --           --         5,355        5,355         5,355
                                             ----        ------       ------      --------      -------       -------
Total securities....................         $100        $2,436       $4,742       $17,516      $24,794       $24,794
                                             ====        ======       ======      ========      =======       =======
Weighted average yield(1)...........          7.7%          7.2%         7.1%          7.5%         7.4%          7.4%

-------------------
(1)  Yields have been computed on a tax-equivalent basis.

         See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of the Company's securities portfolio.

         MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

         At March 31, 2001, $1.7 million, or 50.2% of the Company's mortgage-backed and related securities, have adjustable interest rates. For information regarding the mortgage-backed and related securities portfolio, see
Note 4 of the Notes to the Consolidated Financial Statements.

         As of March 31, 2001, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency. As a result, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for federal agency obligations.

         In addition to its conventional mortgage-backed securities, from time to time, the Company invests in collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change. At March 31, 2001, the Company had $435,000 of CMOs.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy requires Classic Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. At March 31, 2001, none of the Company's mortgage-backed securities were classified as "high-risk."

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 2001.


                                                                                       MARCH 31, 2001
                                                                                       --------------
                                    OVER 1 TO 5   OVER 5 TO   OVER 10 TO     OVER 20       BALANCE
                                       YEARS      10 YEARS     20 YEARS       YEARS      OUTSTANDING
                                   ------------  ----------  ------------ ------------ --------------
                                                             (in Thousands)

Freddie Mac.......................   $      --     $  615         $ --       $  476        $1,091
Fannie Mae........................          --         --          624        1,163         1,787
GNMA..............................          --         --           --           --            --
Other.............................          --         --          131           --           131
CMOs and REMICs...................          --        435           --           --           435
                                     ----------    -------      ------      -------        ------
     Total........................   $      --      $1,050        $755       $1,639        $3,444
                                     ==========    =======      ======      =======        ======

         At March 31, 2001, the dollar amount of all mortgage-backed and related securities due after March 31, 2002, which had fixed interest rates and floating or adjustable rates totaled $1.7 million and $1.7 million, respectively.

         The market values of a portion of the Company's mortgage-backed and related securities held-to- maturity have been from time to time lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 4 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

                                                                               MARCH 31,
                                                 --------------------------------------------------------------------
                                                          2001                   2000                  1999
                                                 ---------------------- ---------------------------------------------
                                                    AMORTIZED   MARKET     AMORTIZED   MARKET    AMORTIZED     MARKET
                                                      COST       VALUE       COST       VALUE      COST         VALUE
                                                      ----       -----       ----       -----      ----         -----
                                                                        (Dollars in Thousands)
Mortgage-backed securities available for sale:
 Freddie Mac.....................................     $1,075     $1,091      $1,210     $1,181     $  891      $  904
 Fannie Mae......................................      1,841      1,787       1,468      1,449      2,473       2,436
  Other..........................................        133        131         175        172        712         713
  CMOs/REMICs....................................        440        435         439        428        439         426
                                                     -------     ------      ------     ------     ------      ------
       Total mortgage-backed securities..........    $3,489      $3,444      $3,292     $3,230     $4,515      $4,479
                                                     =======     ======      ======     ======     ======      ======

         The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.

                                                               YEAR ENDED MARCH 31,
                                                   ------------------------------------------------
                                                       2001               2000               1999
                                                   ----------         ----------           --------
                                                                (In Thousands)
PURCHASES:
---------
  Adjustable-rate(1)......................              $  --            $    --            $    --
  Fixed-rate(1)...........................                757                 --              3,840
  CMOs and REMICs.........................                 --                 --                 --
                                                       ------           --------            -------
         Total purchases..................                757                 --              3,840
                                                       ------           --------            -------
SALES:
-----
  Adjustable-rate(1)......................                 --                 --                685
  Fixed-rate(1)...........................                 --                 --              3,387
  CMOs and REMICs.........................                 --                 --              1,003
                                                       ------           --------            -------
         Total sales......................                 --                 --              5,075
                                                       ------           --------            -------
Principal repayments......................               (549)            (1,176)            (1,982)
Other increases (decreases), net..........               ( 11)              ( 47)               (73)
                                                       ------           --------            -------
     Net increase (decrease)..............              $ 197            $(1,223)           $(3,290)
                                                       ======           ========            =======

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

         DEPOSITS. The Company offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market, various certificate and interest- and noninterest- bearing checking accounts. The Company currently relies primarily on competitive pricing policies and product offerings, convenient locations and business hours and customer service to attract and retain deposits. The Company also cross markets to current customers and utilizes newspaper, television, billboard and radio advertisements.

         The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 2001, the amount of public funds on deposit with the Company was $14.1 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to attract such funds.

         The Company currently manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 7 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

                                                                             AS OF MARCH 31,
                                                 -------------------------------------------------------------------
                                                         2001                   2000                    1999
                                                 --------------------------------------------- ---------------------
                                                             PERCENT                PERCENT                 PERCENT
                                                  AMOUNT     OF TOTAL    AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                                  ------     --------    ------     --------     ------     --------
                                                                       (Dollars in Thousands)
DEPOSITS:
--------

Non-interest bearing demand deposits..........   $ 17,186     11.8%    $ 14,749      10.9%     $  9,600       8.2%
Interest bearing demand deposits .............     23,344     16.1       22,195      16.4        15,919      13.5
Savings Accounts .............................     11,924      8.2       12,736       9.4        12,156      10.3
Money Market Accounts ........................     13,538      9.3       10,877       8.2         7,599       6.5
                                                 --------    -----     --------     -----      --------     -----
     Total Deposits...........................   $ 65,992     45.4%    $ 60,557      44.9%     $ 45,274      38.5%
                                                 ========    =====     ========     =====      ========     =====
CERTIFICATES:
------------
0.00 -  4.00%.................................   $  1,193      0.8     $  1,055        .8      $  1,389       1.2
4.01 -  6.00%.................................     34,938     24.0       61,018      45.2        68,356      58.0
6.01 -  8.00%.................................     43,307     29.8       12,267       9.1         2,713       2.3
8.01 - 10.00%.................................         --       --           --        --            --        --
                                                 --------    -----     --------     -----      --------     -----
Total Certificates............................     79,438     54.6       74,340      55.1        72,458      61.5
                                                 --------    -----     --------     -----      --------     -----
     Total Deposits...........................   $145,430    100.0%    $134,897     100.0%     $117,732     100.0%
                                                 ========    =====     ========     =====      ========     =====

         The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 2001


                                           0.00-       4.01-         6.01-         8.01-                       PERCENT
                                           4.00%       6.00%         8.00%      OR GREATER      TOTAL          OF TOTAL
                                           -----       -----         -----      ----------      -----          --------
                                                                 (Dollars in Thousands)
Certificate accounts maturing in
 quarter ending:

June 30, 2001........................      $1,080      $ 9,445       $ 9,295      $     --      $19,820           25.0%
September 30, 2001...................          53        8,205        12,991            --       21,249           26.8%
December 31, 2001....................          --        3,028        10,736            --       13,764           17.3%
March 31, 2002.......................          18        6,187         6,120            --       12,325           15.5%
June 30, 2002........................          --        2,628         2,119            --        4,747            6.0%
September 30, 2002...................          --        2,788           289            --        3,077            3.9%
December 31, 2002....................           6          253           800            --        1,059            1.3%
March 31, 2003.......................          --          512           192            --          704            0.9%
June 30, 2003........................          --          410            12            --          422            0.5%
September 30, 2003...................          --          196            69            --          265            0.4%
December 31, 2003....................          --          120            22            --          142            0.2%
March 31, 2004.......................          25           37           100            --          162            0.2%
Thereafter...........................          11        1,129           562            --        1,702            2.0%
                                           ------      -------       -------      --------      -------          -----
   Total.............................      $1,193      $34,938       $43,307            --      $79,438          100.0%
                                           ======      =======       =======      ========      =======          =====
   Percent of total..................        1.5%        44.0%         54.5%            --%       100.0%

         The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 2001.

                                                                            MATURITY
                                                       ---------------------------------------------------
                                                                        OVER         OVER
                                                         3 MONTHS      3 TO 6       6 TO 12       OVER
                                                          OR LESS      MONTHS       MONTHS      12 MONTHS       TOTAL
                                                       ------------   ----------    ---------   ----------     -------
                                                                               (In Thousands)
Certificates of deposit less than $100,000...........     $12,497      $15,506      $18,882      $ 7,901      $54,786
Certificates of deposit of $100,000 or more..........       7,295        4,530        5,975        3,882       21,682
Public funds.........................................          28        1,213        1,232          497        2,970
                                                          -------      -------      -------      -------      -------
Total certificates of deposit........................     $19,820      $21,249      $26,089      $12,280      $79,438
                                                          =======      =======      =======      =======      =======

         For additional information regarding the composition of the Company's deposits, see Note 7 of the Notes to the Consolidated Financial Statements.

         BORROWINGS. Other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, Classic Bank is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         FHLB borrowings are also used to fund loan demand and other investment opportunities and to offset deposit outflows. At March 31, 2001, the Company had $16.6 million of FHLB advances outstanding. See Note 8 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.


                                                                                       YEAR ENDED MARCH 31,
                                                                         ---------------------------------------------
                                                                            2001             2000             1999
                                                                            ----             ----             ----
                                                                                  (In Thousands)
MAXIMUM BALANCE:
---------------
  Repurchase agreements.........................................          $ 3,690          $ 4,251           $3,516
  Federal funds purchased.......................................               18              749            1,333
Other Borrowings
     Treasury tax and loan note.................................              927              897              428
     Notes payable..............................................              257              536              550
     FHLB advances..............................................          $21,894          $17,075           $5,520

AVERAGE BALANCE:
---------------
  Repurchase agreements.........................................            3,028            2,989            2,409
  Federal funds purchased.......................................                2              263              559
Other Borrowings


     Treasury tax and loan note.................................              451              468              143
     Notes payable..............................................               60              210              348
     FHLB advances..............................................           19,124            8,930            1,797

Weighted average interest rate..................................             6.2%             4.9%             5.3%

The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                                                           MARCH 31,
                                                                           -----------------------------------------
                                                                           2001              2000               1999
                                                                           ----              ----               ----
                                                                                       (Dollars in Thousands)
Repurchase agreements........................................            $ 3,180           $ 2,652             $2,099
Federal funds purchased.......................................               ---                36                718
Other Borrowings
  Treasury tax and loan note..................................               234               574                 85
  Notes payable...............................................               ---               ---                ---
  FHLB advances...............................................           $16,636           $17,075             $  388
                                                                         -------           -------             ------
Total Borrowings..............................................           $20,050           $20,337             $3,290
                                                                         =======           =======             ======
Weighted average interest rate of repurchase
 agreements and federal funds purchased.......................              4.2%              5.7%               4.7%
Weighted average interest rate of other borrowings............              5.5%              6.3%               6.1%

TRUST SERVICES

         The Company has trust powers with its state charter but has chosen to limit its scope to a small group of customers. Limited services provided include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal year 2001, gross trust fees were less then $7,000.

COMPETITION

         The Company faces strong competition from large regional and national banks, as well as local institutions in originating loans and attracting deposits. Competition in originating loans comes primarily from commercial banks (national, regional and local), savings institutions, credit unions and mortgage bankers which also makes loans to borrowers located in the Company's primary market area. At March 31, 2001, there were sixteen commercial banks and savings institutions and five credit unions located in Boyd, Johnson, Carter and Greenup Counties, Kentucky. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to the rate of return, liquidity, risk, convenient locations, investment products, convenient business hours and a customer oriented staff. At June 30, 2000, the Company's share of deposits in the above market area was approximately 8.5% This is based on the most recent information available from the Federal Deposit Insurance Corporation.

EMPLOYEES

         At March 31, 2001, the Company and its subsidiary had a total of 68 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

                                   REGULATION

GENERAL

         Classic Bank is a Kentucky chartered commercial bank that converted from a federally chartered savings association in June 2000. Classic Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Classic Bank are insured by the FDIC. Accordingly, Classic Bank is subject to broad state and federal regulation and oversight extending to all its operations. Classic Bank is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Federal Reserve Board. In March 2001, Paintsville Bank, a national bank subsidiary of the Company, merged into Classic Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

STATE AND FEDERAL REGULATION OF CLASSIC BANK

         As a Kentucky chartered bank, Classic Bank is subject to the regulation and supervision of the Kentucky Department of Financial Institutions ("DFI"). The FDIC also has regulatory and examination authority over Classic Bank as its federal regulator. As part of this authority, Classic Bank is required to file periodic reports with the DFI and the FDIC and is subject to periodic examinations by the DFI and the FDIC. When these examinations are conducted by the DFI and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves.

         The DFI and the FDIC also have extensive enforcement authority over their regulated institutions, including Classic Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC is required.

         In addition, the investment, lending and branching authority of Classic Bank is prescribed by state and federal laws and it is prohibited from engaging in any activities not permitted by such laws. Under federal law, a state bank may not make any equity investment not permitted for a national bank and may only engage in activities not permitted for a national bank if it receives prior FDIC approval. Classic Bank is in compliance with the noted restrictions. Within the Commonwealth of Kentucky, Classic Bank has the express authority to branch without regard to geographic limitations. See "--Interstate Banking and Branching" for restrictions applicable to interstate branching by Classic Bank.

         Classic Bank's general permissible lending limits for loans to one borrower is equal to 20% of capital stock and surplus (except for loans fully secured by certain collateral, in which case the limit is increased to 30% of capital stock and surplus). At March 31, 2001, Classic Bank's lending limit was $2.7 million and Classic Bank was in compliance with the loans-to-one-borrower limitation.

         The FDIC, as well as other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         Classic Bank is a member of the SAIF, which is administered by the FDIC. Its deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. including Classic Bank. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against FDIC insured banks, and may terminate an institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

REGULATORY CAPITAL REQUIREMENTS OF STATE BANKS

         Classic Bank is subject to the capital regulations of the FDIC. The FDIC's regulations establish three capital standards for FDIC supervised state banks: a leverage requirement, a Tier 1 risk based capital requirement and a risk-based capital requirement. In addition, the FDIC may, on a case-by-case basis, establish individual minimum capital requirements for a state bank that vary from the requirements which would otherwise apply under FDIC regulations.

         The leverage ratio adopted by the FDIC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state banks rated composite 1 under the CAMELS rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4%. For purposes of the FDIC's leverage requirement, Tier 1 capital generally consists of the common stockholder's equity and retained income and non-cumulative preferred stock, except that no intangibles, other than certain purchased mortgage servicing rights, and purchased credit card receivables may be included in capital.

         At March 31, 2001, Classic Bank had Tier 1 capital equal to $13.4 million, or 7.4% of adjusted total assets, which is $6.2 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         FDIC regulated banks are also required to maintain a Tier 1 risk based capital ratio of at least 4%. This requirement is the ratio of Tier 1 capital to risk-weighted assets. At March 30, 2001, Classic Bank had a Tier 1 capital of $13.4 million or 10.3% of risk weighted assets, which was $8.2 million above the minimum Tier 1 risk based capital ratio of 4% on that date.

         The FDIC's risk-based capital requirements require state banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The FDIC is also authorized to require a bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2001, Classic Bank had no capital instruments that qualify as supplementary capital and $1.4 million of general loss reserves, which was less than 1.25% of risk-weighted assets. At March 31, 2001, Classic Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", for additional information regarding Classic Bank's compliance with its capital requirements.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the FDIC has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         On March 31, 2001, Classic Bank had total capital of $14.8 million (including $13.4 million in core capital and $1.4 million in qualifying supplementary capital) and risk-weighted assets of $130.6 million or total capital of 11.4% of risk-weighted assets. This amount was $4.4 million above the 8% requirement in effect on that date.

PROMPT CORRECTIVE ACTION

         The FDIC is authorized and, under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an "undercapitalized bank" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such bank must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized bank.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized bank must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any bank that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank. A bank that becomes "critically undercapitalized" (I.E., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized banks. In addition, the FDIC must appoint a receiver (or conservator with the concurrence of the FDIC) for a bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized bank is also subject to the general enforcement authority of the FDIC, including the appointment of a conservator or a receiver.

         The FDIC is also generally authorized to reclassify an bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the FDIC of any of these measures on Classic Bank may have a substantial adverse effect on Classic Bank's operations and profitability and the value of the Company's common stock. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of current stockholders of the Company.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

         Kentucky banks are generally permitted to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. Dividends in excess of such amount require prior approval by the DFI.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution, including Classic Bank, has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the appropriate Federal regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Classic Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC.

         Classic Bank was examined for CRA compliance in July 1999 and received a satisfactory rating.

TRANSACTIONS WITH AFFILIATES

         Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Classic Bank include the Company and any other company which is under common control with Classic Bank. The Federal Reserve Board has the discretion to treat a subsidiary of a bank as an affiliate on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the FDIC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

RECENT LEGISLATION

         On November 12, 1999, the Gramm-Leach-Bliley Act, which modernized the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on the Company, although the anticipated creation of larger and stronger financial services competitors could materially affect the Company.

HOLDING COMPANY REGULATION

         GENERAL. The Company, is a holding company that elected to be treated as a financial holding company by the Federal Reserve Board. Financial holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board. As a financial holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

         INTERSTATE BANKING AND BRANCHING. Under Federal law, the Federal Reserve Board is authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. This provision does not affect the authority of states to further limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit. The Commonwealth of Kentucky currently provides for deposit concentration limits and reciprocal requirements.

         The Federal banking agencies are also authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has, prior to June 1, 1997, enacted legislation that expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

         The Act authorizes interstate branching de novo by national and state banks, only in states which specifically allow for such branching.

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

         CAPITAL REQUIREMENTS. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for FDIC insured banks. On March 31, 2001, the Company had Tier 1 capital of $15.1 million or 8.31% of average total assets of $181.2 million, which was $7.9 million above the 4% requirement of $7.2 million on that date. In addition, on that date the Company had a Tier 1 capital ratio of 11.5%, which was $9.9 million above the 4% requirement of $5.2 million total capital of $16.5 million (including $15.1 million in core capital and $1.4 million in qualifying supplemental capital) and risk-weighted assets of $131.2 million or total capital of 12.5% of risk weighted assets. This amount was $6.0 million above the 8% requirement in effect on that date.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2001, Classic Bank was in compliance with these reserve requirements.

FEDERAL HOME LOAN BANK SYSTEM

         Classic Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of banks and savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Classic Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 2001, Classic Bank had $1.4 million in FHLB stock, which was in compliance with this requirement. In past years, Classic Bank has received substantial dividends on their FHLB stock. Over the past five fiscal years, such dividends paid to Classic Bank have averaged 7.1% and were 7.4% for fiscal 2001.

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

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. In addition to the regular income tax, corporations, including state chartered commercial banks, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

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

         KENTUCKY TAXATION. Classic Bank is subject to a state franchise tax equal to 1.1% of Classic Bank's average five year equity capital adjusted to eliminate the effect of certain U.S. Government obligations held by Classic Bank. The Company is subject to Kentucky income tax at a rate of 4% - 8.25% and a Kentucky corporate licensing fee equal to .0021 times capital employed.

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

         LISAH M. FRAZIER, age 33, is Chief Operating Officer and Chief Financial Officer of Classic Bank, a position she had held since November 2000. Ms. Frazier also is Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer of the Company, a position held since November 2000. Prior to these recent changes, Ms. Frazier served as Senior Vice President and Chief Financial Officer of Classic Bank since joining the Bank in August 1995. Ms. Frazier, a Certified Public Accountant, prior to joining Classic Bank, served as Investment Coordinator with Trust Company of Kentucky, a subsidiary of Community Trust Bancorp, from June 1995 to August 1995. Prior to such time, Ms. Frazier served as Audit Specialist from 1993 to 1995. Ms. Frazier also served as Senior Auditor with the regional accounting Firm of Kelley, Galloway & Company from 1990 to 1993.

         BOB CURTIS, age 52, is President of Classic Bank, a position he had held since March 2001. Prior to becoming President, Mr. Curtis was Executive Vice President and Senior Lending Officer. Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995. Prior to joining Classic Bank in May 1995, Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Bank, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995. As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank's residential real estate portfolio that totaled in excess of $35.0 million. Mr. Curtis began his career with First American Bank in 1973.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company conducts business at its main office located in Ashland, Kentucky. The following tables sets forth information relating to each of our properties as of March 31, 2001.

                                                                                    TOTAL
                                                                    OWNED        APPROXIMATE
                                                    YEAR             OR             SQUARE                BOOK VALUE AT
LOCATION                                          ACQUIRED         LEASED          FOOTAGE               MARCH 31, 2001
--------                                          --------         ------          -------               --------------
                                                                                                     (Dollars in Thousands)
MAIN OFFICE:
1737 Carter Avenue                                  1994            Owned           1,200                       81
Ashland, Kentucky
344 Seventeenth Street                              1963            Owned           6,000                      389
Ashland, Kentucky
340 Seventeenth Street                               N/A           Leased           9,400                      N/A
Ashland, Kentucky
BRANCH OFFICES:
1500 Diederich Blvd.                                1998            Owned           2,000                      464
Russell, Kentucky
10700 U.S. 60                                       1998            Owned           2,000                      455
Ashland, Kentucky
575 N. Carol Malone Blvd.                           1999            Owned           7,000                      486
Grayson, Kentucky
240 Main Street                                     1959            Owned          11,000                      101
Paintsville, Kentucky
603 South Mayo Trail                                1971            Owned           2,200                       46
Paintsville, Kentucky
440 North Mayo Trail                                2001            Owned           2,000                      539
Paintsville, Kentucky


         We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

         The Company's depositor and borrower customer files are maintained in-house a using our current data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 2001 was approximately $187,000.

ITEM 3. LEGAL PROCEEDINGS

         The Company, Classic Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these proceedings should not have a material effect on the Company's financial condition or results of operations on a consolidated basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded over the counter and is listed on the Nasdaq Small-Cap Market under the symbol "CLAS." At June 27, 2001, there were 1,322,500 shares of the Company's common stock issued, 1,139,336 shares outstanding and approximately 213 holders of record. The Company's common stock began trading on December 28, 1995. The price ranges of the Company's common stock and the dividends paid for each quarter in fiscal 2000 and fiscal 2001 were as follows:


                     FISCAL 2000                              HIGH                 LOW               DIVIDENDS
                     -----------                              ----                 ---               ---------
First Quarter........................................       $14.438              $13.313               $.08
Second Quarter.......................................       $15.313              $13.000               $.08
Third Quarter........................................       $15.875              $13.125               $.08
Fourth Quarter.......................................       $15.500              $13.875               $.08



                     FISCAL 2001                              HIGH                 LOW               DIVIDENDS
                     -----------                              ----                 ---               ---------

First Quarter........................................       $11.125              $10.000               $.08
Second Quarter.......................................       $11.125              $ 9.938               $.08
Third Quarter........................................       $11.875              $10.250               $.08
Fourth Quarter.......................................       $13.938              $11.063               $.08

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. High, low and closing prices and daily trading volume are reported in most major newspapers. The closing price of the Company's common stock on March 31, 2001 was $12.75.

         The Company declared and paid cash dividends totaling $.32 per share during fiscal 2001. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Classic Bank, which is subject to regulations and continued compliance with all regulatory capital requirements. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiary's ability to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily commercial business, consumer commercial real estate, one- to four-family residential, and to a lesser extent multi-family and construction, loans primarily in the market area of Classic Bank. The Company also invests in mortgage-backed and related securities, investment securities and other permissible investments.

         The Company's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments and mortgage-backed and related securities. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Kentucky Department of Financial Institutions, the Federal Reserve and the FDIC. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

BUSINESS STRATEGY

         The Company's primary focus is the enhancement of shareholder value and earnings growth. The Company has strategically positioned itself to become a high performance, independent, community-focused financial services organization. This strategic direction will continue as long as the Board believes, following its regular strategic reviews, that it is in the best interest of shareholder value. The Company will continue to maintain an internal focus on growth while exploring acquisition opportunities that are accretive to earnings and strategically located so as to create greater franchise and shareholder value. Management believes that the execution of this strategy at this time should involve the strategic realignment of the Company's organizational structure, the improvement and advancement of its technological capabilities and the development of a human resources strategy to ensure the preservation of quality talent.

         To more closely align the organizational structure of the Company with its strategic direction, several changes were implemented during the year. On June 30, 2000, the Classic Bank charter was converted to a Kentucky-chartered commercial bank in order to accommodate the shift from its original thrift roots. Another phase of the strategic realignment was the consolidation of the Company's two subsidiaries, Classic Bank and First National, into one banking subsidiary known as Classic Bank effective March 16, 2001. The consolidation of the banks created one bank for all of eastern Kentucky with seven locations across four eastern Kentucky counties. The seventh location was opened on March 19, 2001 adding another location in the Paintsville market area.

         The charter consolidation eliminated the duplication of several job functions that will result in cost efficiencies in future periods. The consolidation of the two banks also established a single product line thereby further improving efficiencies as well as fulfilling customer needs in all markets. Technology was upgraded by the installation of a state-of-the-art telephone and communication system allowing voice and data to be carried simultaneously over our frame relay enabling a central operator to answer calls originating from any of the Company's market areas. This technology will also allow for a centralized call center in the future.

         The final step in the strategic realignment involved the formation of two distinct business divisions, sales/marketing and finance/operations, within the Company. Each business unit was organized under a single manager allowing the front line managers and staff to intensify sales and marketing efforts, with finance and operations serving as a support group for the sales function. Incentive based compensation plans were developed to place greater emphasis on growth of the Company and reward sales producers and preserve the talented and productive employees of the Company.

         In conclusion, the shift to a more sales driven organization should prove be rewarding to shareholders, customers and employees of the Company.

FINANCIAL CONDITION

         MARCH 31, 2001 COMPARED TO MARCH 31, 2000. Total assets increased approximately $12.6 million, or 7.2%, from $175.3 million at March 31, 2000 to $187.9 million at March 31, 2001. The increase was due primarily to an increase in cash and cash equivalents of approximately $300,000, an increase in loans of $11.1 million, an increase in investment securities of $1.1 million, an increase in mortgage-backed securities of approximately $200,000, and an increase in premises and equipment of approximately $600,000 offset by a decrease in goodwill of approximately $300,000 and a decrease in other assets of approximately $400,000.

         Loans increased $11.1 million, or 8.7%, from $127.8 million at March 31, 2000 to $138.9 million at March 31, 2001. The growth in loans reflected an increase in consumer loans of $4.2 million, an increase in commercial business loans of $3.2 million, an increase in one-to-four family mortgage loans of $2.0 million and an increase in commercial real estate loans of $1.7 million.

         Investment securities increased $1.1 million, or 4.2%, from $25.1 million at March 31, 2000 to $26.2 million at March 31, 2001. The increase was due primarily to an increase of $1.6 million in the market value of these available for sale securities offset by net sales of $500,000. Mortgage-backed securities increased $200,000 primarily due to purchases of approximately $700,000 offset by principal repayments of approximately $500,000.

         Premises and equipment increased approximately $600,000 primarily as a result of the construction of an additional banking office in the Paintsville market offset by depreciation expense recorded during the fiscal year.

         Deposits increased $10.5 million from $134.9 million at March 31, 2000 to $145.5 million at March 31, 2001. The increase in deposits reflected an increase in noninterest-bearing demand deposits of $2.4 million, an increase in NOW and money market accounts of $3.8 million and an increase in certificates of deposits of $5.0 million offset by a decrease in savings accounts of approximately $800,000. The increase in deposits was used to fund the increase in loans.

         The allowance for loan losses increased approximately $100,000 from $1.3 million at March 31, 2000 to $1.4 million at March 31, 2001 as a result of a provision for fiscal 2001 of $261,000, offset by net charge-offs of $143,000.

         Stockholder's equity increased $1.5 million to $20.5 million at March 31, 2001 as compared to $19.0 million at March 31, 2000 as a result of net income for the period of approximately $1.0 million, an increase in the market value of available for sale securities of $1.1 million and the release of ESOP shares and RRP shares earned during the fiscal year of approximately $300,000 offset by stock repurchases of approximately $500,000 and dividends paid of approximately $400,000.

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

RESULTS OF OPERATIONS

         The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and affected by the level of its noninterest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest- bearing liabilities and the interest rate earned or paid on them, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         NET INCOME. Net income decreased by approximately $22,000 from $1.1 million for the fiscal year ended March 31, 2000 to $1.0 million for the fiscal year ended March 31, 2001. The decrease was due to an increase in net interest income of $299,000, an increase in noninterest income of $191,000 offset by an increase in the provision for loan losses of $38,000, an increase in noninterest expense of $436,000 and an increase in income tax expense of $38,000.

         NET INTEREST INCOME. Net interest income increased $299,000 from $6.0 million for the fiscal year ended March 31, 2000 to $6.3 million for the fiscal year ended March 31, 2001 due to an increase in interest income of $1.8 million offset by an increase in interest expense of $1.5 million. The increase in interest income was due to an increase in the average balance of interest-earning assets, as well as an increase in the yield earned on interest-earning assets. The average balance of interest-earning assets increased from $151.4 million for fiscal 2000 to $166.1 million for fiscal 2001. Interest-earning assets increased primarily due to an increase in the average balance of loans. The average tax equivalent yield on interest-earning assets was 8.2% at March 31, 2000 compared to 8.5% at March 31, 2001. The increase in the yield was due to the continued diversification of the loan portfolio to higher yielding commercial and consumer loans.

         Interest expense increased approximately $1.5 million from $5.8 million for fiscal 2000 to $7.3 million for fiscal 2001 primarily as a result of an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $134.0 million at March 31, 2000 to $145.0 million at March 31, 2001. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in the average balance of interest-bearing demand accounts and an increase in the average balance of FHLB borrowings. The average rate paid on interest-bearing liabilities increased from 4.4% at March 31, 2000 to 5.1% at March 31, 2001. The increase in the average rate paid on interest-bearing liabilities was due to rising interest rates during the first half of the Company's fiscal year. Although interest rates dropped during the last quarter of the Company's fiscal year, longer term deposits which repriced in the higher rate environment have not repriced since the reduction in rates. However, due to the short maturities of the majority of these deposits, repricing in this lower rate environment is occurring. The Company's FHLB borrowings have repriced as rates have decreased. However, the rate paid on FHLB borrowings was higher during the majority of the fiscal year resulting in an increase on the rate paid in fiscal 2001 compared to fiscal 2000.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $38,000 from $223,000 for fiscal 2000 to $261,000 for fiscal 2001 based on management's overall assessment of probable incurred losses in the loan portfolio. The increase in the provision was due primarily to an increase in net charge-offs during fiscal 2001 compared to fiscal 2000, overall growth of the loan portfolio and continued diversification of the loan portfolio into consumer and commercial loans. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 2001, the allowance for loan losses totaled $1.4 million, or 1.0% of net loans and 179.1% of non-performing loans. The ratio of the allowance for loan losses to non-performing loans increased at March 31, 2001 from the level of March 31, 2000 due to the fact that the level of non-performing loans remained constant and the balance of the allowance increased from March 31, 2000 to March 31, 2001.

         NONINTEREST INCOME. Noninterest income increased approximately $191,000 from $895,000 for fiscal 2000 to $1.1 million for fiscal 2001 due to an increase in service charges and other fees on deposits of $212,000, an increase in the gain on sale of securities of $34,000 offset by a decrease in other income of $55,000. The increase in service charges and other fees on deposits was the result of an increased deposit base and aggressive pricing strategies. The Company adheres to a very strict waiver policy and during the fiscal year waived fees of only 3.9% of total charges. The increase in the gain on the sale of securities during the current fiscal year was due to a gain on the sale of securities of approximately $32,000 being recorded during fiscal 2001 as compared to a loss on the sale of securities of $2,500 in the previous fiscal year. Other income decreased primarily due to a loss that was recorded during fiscal 2001 on the disposal of fixed assets of approximately $31,000 compared to a gain on the disposal of fixed assets of $28,000 that was recorded during the fiscal year ended March 31, 2000. The loss recorded during the current fiscal year on the disposal of fixed assets was primarily due to assets no longer in service as a result of the consolidation of the two subsidiaries of the Company.

         NONINTEREST EXPENSE. Noninterest expense increased approximately $436,000 or 8.1%, from approximately $5.4 million for the year ended March 31, 2000 to approximately $5.8 million for the year ended March 31, 2001. Compensation and benefit expenses increased $193,000 from $2.4 million for the year ended March 31, 2000 to $2.6 million for the year ended March 31, 2001 due to severance packages of approximately $23,000 paid in connection with the consolidation of the Company' subsidiaries and a net increase in the number of employees prior to the consolidation in order to facilitate the growth of the Company. Compensation and benefit expenses also increased due to a slight increase in the amount allocated to employees under the cafeteria plan. The cafeteria plan was put in place to mitigate rising costs associated with medical insurance premiums. Although costs under the cafeteria plan did increase slightly from the previous year, the costs did not increase as much as they would have had the plan not been in place.

         Occupancy and equipment expense increased approximately $125,000 from $761,000 for 2000 to $886,000 for 2001. The increase was due to additional repairs required during the fiscal year to existing facilities and equipment and an increase in depreciation expense. The increase was also due to costs associated with a land lease in the Paintsville market where the new banking office was constructed and opened in March 2001. Although, the facility was not completed until March 2001, the land lease began in August 2000.

         Advertising expense increased approximately $17,000 due to intensified marketing efforts within the Company's market area. Franchise and deposit taxes increased $75,000 due to the conversion of the charter of Classic Bank. Classic Bank is now subject to a franchise and deposit tax in the state of Kentucky that was not required under the thrift charter. Amortization of goodwill increased $16,000 due to a full twelve months of the amortization of the goodwill recorded in connection with the Citizens acquisition as compared to only ten months in the previous fiscal year.

         Noninterest expenses also increased due to restructuring charges of approximately $93,000 recorded in connection with the consolidation which consisted primarily of legal fees, data processing costs, additional advertising costs and employee relocations. All of these increases were offset by reductions in the amortization of software in connection with the Company's data processing system of $29,000, a reduction in federal deposit insurance premiums of $14,000 and a reduction in other general and administrative expenses of $40,000 due to management's efforts to reduce overhead expenses and improve efficiency.

         INCOME TAX EXPENSE. Income tax expense increased $38,000 due to a higher income before income taxes.

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

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Included in interest income on loans are loan fees and other charges on loans totaling $193,000, $182,000, and $144,000 for the years ended March 31, 2001, 2000 and 1999, respectively.


                                                                                   YEAR ENDED MARCH 31,
                                                                     2001                                2000
                                                       --------------------------------  -------------------------------------
                                                         AVERAGE   INTEREST                 AVERAGE    INTEREST
                                                       OUTSTANDING  EARNED/               OUTSTANDING   EARNED/
                                                         BALANCE     PAID    YIELD/RATE     BALANCE      PAID    YIELD/RATE
                                                         -------     ----    ----------     -------      ----    ----------
                                                                                      (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1).................................    $135,627   $11,904      8.8%      $121,274     $10,099       8.3%
 Mortgage-backed securities..........................       3,258       216      6.6          3,764         223       5.9
 Investment securities...............................      25,300     1,800      7.1         24,407       1,917       7.9
 Interest-earning deposits...........................         125         6      4.8            128           6       4.7
 Federal funds sold..................................         311        14      4.5            446          25       5.6
 FHLB stock and FRB stock............................       1,512       109      7.2          1,420          98       6.9
                                                         --------   -------                --------     -------           -
  Total interest-earning assets(1)                       $166,133    14,049      8.5       $151,439      12,368       8.2
                                                         ========   -------                ========     -------

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand........    $ 34,431     1,233      3.6       $ 33,549       1,081       3.2
 Money market deposits...............................      10,892       366      3.4         10,596         318       3.0
 Certificate accounts................................      77,054     4,343      5.6         77,312       3,857       5.0
 FHLB advances.......................................      19,124     1,193      6.2          8,930         421       4.7
 Other short-term borrowings.........................       3,540       214      6.0          3,930         215       5.5
 Long-term debt......................................          --        --       --             --          --        --
                                                         --------   -------                --------     -------
  Total interest-bearing liabilities.................    $145,041     7,349      5.1       $134,317       5,892       4.4
                                                         ========   -------                ========     -------

Net interest income..................................               $ 6,700                             $ 6,476
                                                                    =======                             =======
Net interest rate spread.............................                            3.4%                                 3.8%
                                                                                 ===                                  ===
Net earning assets...................................    $ 21,092                          $ 17,122
                                                         ========                           =======
Net yield on average interest-earning assets.........                            4.0%                                 4.3%
                                                                                 ===                                  ===
Average interest-earning assets to average interest-
    bearing liabilities..............................                 1.15x                               1.13x
                                                                    =======                             =======

                                                                  YEAR ENDED MARCH 31,
                                                                           1999
                                                         -------------------------------------
                                                           AVERAGE     INTEREST
                                                          UTSTANDING    EARNED/
                                                           BALANCE       PAID       YIELD/RATE
                                                           -------       ----       ----------
                                                           (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1).................................      $ 94,501    $ 7,893         8.4%
 Mortgage-backed securities..........................         7,021        399         5.7
 Investment securities...............................        23,186      1,750         7.5
 Interest-earning deposits...........................           356         12         3.4
 Federal funds sold..................................         1,899         93         4.9
 FHLB stock and FRB stock............................         1,345         92         6.8
                                                         ----------   --------
  Total interest-earning assets(1)                         $128,308     10,239         8.0
                                                         ==========   --------

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand........      $ 24,569        713         2.9
 Money market deposits...............................         7,419        208         2.8
 Certificate accounts................................        70,778      3,775         5.3
 FHLB advances.......................................         1,797         85         4.7
 Other short-term borrowings.........................         3,112        164         5.3
 Long-term debt......................................           399         34         8.5
                                                           --------   --------
  Total interest-bearing liabilities.................      $108,074      4,979         4.6
                                                           ========   --------
Net interest income..................................                  $ 5,260
                                                                      ========
Net interest rate spread.............................                                  3.4%
                                                                                       ===
Net earning assets...................................      $ 20,234
                                                           ========
Net yield on average interest-earning assets.........                                  4.1%
                                                                                       ===
Average interest-earning assets to average interest-
    bearing liabilities..............................                    1.19x
                                                                      ========

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

                                                                           YEAR ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                                       2001 vs. 2000                           2000 vs. 1999
                                             ---------------------------------      ---------------------------------
                                                  INCREASE                              INCREASE
                                                 (DECREASE)                            (DECREASE)
                                                   DUE TO              TOTAL             DUE TO              TOTAL
                                             -----------------       INCREASE       -----------------       INCREASE
                                             VOLUME       RATE      (DECREASE)      VOLUME       RATE      (DECREASE)
                                             ------       ----      ----------      ------       ----      ----------
                                                                  (Dollars in Thousands)

Interest-earning assets:
   Loans receivable.....................       $1,196      $ 609        $1,805       $2,296     $  (90)      $2,206
   Mortgage-backed securities...........          (32)        25            (7)        (190)        14         (176)
   Investment securities................           73       (190)         (117)          83         84          167
   Other ...............................           (2)         2            --          (84)        16          (68)
                                              -------     ------       -------      -------     ------      -------
       Total interest-earning assets....       $1,235      $ 446        $1,681       $2,105     $   24       $2,129
                                              =======      =====       =======      =======     ======      =======
Interest-bearing liabilities:
   Savings accounts and interest bearing
     demand.............................       $   26     $  126        $  152       $  287     $   81       $  368
   Money market accounts................            8         40            48           94         16          110
   Certificate accounts.................          (10)       496           486          314       (232)          82
   FHLB advances........................          603        169           772          336         --          336
   Other short-term borrowings..........          (21)        20            (1)          44          7           51
   Long-term debt.......................           --         --            --          (34)        --          (34)
                                               ------     ------        ------      -------     ------       ------
      Total interest-bearing liabilities       $  606     $  851        $1,457       $1,041     $ (128)      $  913
                                               ======     ======        ======      =======     ======       ======
Net interest income.....................                                $  224                               $1,216
                                                                        ======                               ======

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

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

         The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a portion of the Company's assets decline in the event of an increase in interest rates. Historically, the Company's lending activity consisted primarily of one-to four- family mortgages with long terms and fixed rates. These assets are not interest rate sensitive and therefore decline in value during a period of rising interest rates. Conversely, these assets generally increase in value during a period of decreasing interest rates. As part of the Company's business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby decreasing interest rate risk and fluctuations in the value of the Company's assets.

         The Company has an asset/liability management policy. The principal goals of this policy are to enhance the Company's net interest margin while managing its interest rate position. Depending upon market conditions, the Company may place more emphasis on enhancing the net interest margin rather than matching the interest rate sensitivity of the Company's assets and liabilities. Management strives to meet the goals of the policy by continually enhancing the net interest margin while still trying to effectively manage interest rate sensitivity. Nonetheless, the Company's results of operations and the economic value of equity remain vulnerable to increases in interest rates and declines in the difference between long- and short-term interest rates.

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

         The principal elements of the asset/liability management policy are as follows. First, the Company requires that one-to-four family ARM loans be indexed to changes in rates paid on U.S. Treasury securities and all other adjustable rate loans be indexed to the Prime rate as published in the Wall Street Journal. Management believes that U.S. Treasury securities and the Prime rate are significantly more interest rate sensitive than other indices and provides a better opportunity to manage interest rate risk in a changing rate environment. Second, management has and intends to continue to increase the Company's commercial business, consumer and commercial real estate loans, subject to market conditions. In general, such loans carry shorter terms to maturity and/or repricing, and are more interest rate sensitive than most of the Company's current assets. Third, management has used marketing and other initiatives to increase the Company's transaction and other non-certificate deposit accounts and believes that such accounts generally carry lower costs and are more interest rate resistant than the Company's certificates of deposit. The Company also utilizes FHLB borrowings in funding assets and has elected to maintain short maturities on these borrowings in light of the fluctuating interest rate environment. As interest rates stabilize, the Company has the flexibility of restructuring these borrowings to longer maturities thereby mitigating interest rate risk in the event of rising interest rates. There can be no assurance as to whether or when any or all of the elements of the asset/liability management program will be successfully implemented.

         Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The slope of the change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of March 31, 2001, the estimated changes in the Company's EVE in the event of the specified instantaneous changes in interest rates.


                                   ECONOMIC VALUE OF EQUITY
      --------------------------------------------------------------------------------
         CHANGE IN
      INTEREST RATES                                   AMOUNT OF            PERCENT OF
      (BASIS POINTS)          ESTIMATED EVE             CHANGE                CHANGE
      --------------          -------------             ------                ------
                                    (Dollars in Thousands)
             +300               $12,014                 (7,728)                (39)
             +200                14,287                 (5,455)                (28)
             +100                16,923                 (2,819)                (14)
                0                19,742
             -100                21,549                  1,807                  10
             -200                23,370                  3,628                  18
             -300                25,159                  5,417                  27

         Certain assumptions were employed by the Company in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by the categories and rate environment, deposit decay rates varied by the categories and rate environment and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with less expensive alternative sources of funds, such as FHLB borrowings.

         The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. During fiscal years ended March 31, 2001, 2000, and 1999, the Company had loan originations net of principal repayments of $11.3 million, $22.1 million and $7.6 million, respectively. A substantial portion of loan originations were funded by proceeds of loan repayments, the maturity or sale of securities, deposits and FHLB advances.

         The primary financing activities of the Company are deposits and borrowings. During the fiscal years ended March 31, 2001, 2000 and 1999, the Company experienced an increase in deposits of $10.5 million, $17.2 million and $12.8 million. Certificates of deposits as of

March 31, 2001 maturing within one year total $67.2 million. Management expects most of these deposits to remain with the Bank. During the fiscal years ended March 31, 2001, 2000 and 1999, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $0, $16.7 million and $388,000, respectively.

         The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $5.6 million.

         Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, Classic Bank has additional borrowing capacity with the FHLB of Cincinnati which is, in the opinion of management, adequate to provide any funds needed.

         The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2001, the Company had outstanding loan commitments totaling $10.7 million.

         Both the Company and Classic Bank are required to maintain minimum levels of regulatory capital. At March 31, 2001, both the Company and Classic Bank exceeded all of their capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

         See Note 1 of the Notes to the Consolidated Financial Statements included herein under Item 7. for information regarding the effect of implementing new accounting standards.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF AUDIT

                        CLASSIC BANCSHARES, INC.

                            ASHLAND, KENTUCKY

                             MARCH 31, 2001

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT....................................................     3

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2001 AND 2000.................................................     4

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
  ENDED MARCH 31, 2001, 2000 AND 1999...........................................     5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999.............................     6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR THE YEARS ENDED MARCH 31, 2001, 2000
  AND 1999......................................................................     7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED MARCH 31, 2001, 2000 AND 1999.....................................    8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................   10-40


SMITH, GOOLSBY,
ARTIS & REAMS, P.S.C.



CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551      1330 CARTER AVE.
ASHLAND, KENTUCKY  41105-0551
(606) 329-1171   FAX (606) 325-0590

Board of Directors
Classic Bancshares, Inc.
Ashland, Kentucky

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated statements of financial condition of Classic Bancshares, Inc. and Subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classic Bancshares, Inc. and Subsidiary, as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




June 15, 2001

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 2001 AND 2000



                                                                                          2001                         2000
                                                                                          ----                         ----
ASSETS
  Cash and due from banks                                                            $  5,442,712                 $  5,061,670
  Interest-bearing deposits with banks                                                    113,188                       60,413
  Federal funds sold and securities
   purchased under agreements to resell                                                    50,491                      131,438
                                                                                     ------------                 ------------
       Cash and cash equivalents                                                        5,606,391                    5,253,521

  Securities available for sale                                                        24,794,369                   23,672,526
  Mortgage-backed and related securities
    available for sale                                                                  3,444,603                    3,229,952
  Loans, net of allowance for loan losses
   of $1,406,908 in 2001 and $1,289,302 in 2000.                                      138,861,807                  127,808,325
  Real estate acquired in the settlement
   of loans                                                                               210,745                      255,246
  Accrued interest receivable                                                           1,187,242                    1,139,012
  Federal Home Loan Bank and Federal
   Reserve Bank stock                                                                   1,394,000                    1,462,350
  Premises and equipment, net                                                           5,620,934                    5,061,929
  Cost in excess of fair value of net
   assets acquired, net of accumulated
   amortization                                                                         5,554,549                    5,808,774
  Other assets                                                                          1,185,734                    1,562,534
                                                                                     ------------                 ------------

TOTAL ASSETS                                                                         $187,860,374                 $175,254,169
                                                                                     ============                 ============

LIABILITIES
  Non-interest bearing demand deposits                                               $ 17,186,398                 $ 14,749,044
  Savings, NOW, and money market demand deposits                                       48,805,047                   45,807,285
  Other time deposits                                                                  79,438,470                   74,340,467
                                                                                     ------------                 ------------
       Total deposits                                                                 145,429,915                  134,896,796
  Federal funds purchased and securities
   sold under agreements to repurchase                                                  3,179,589                    2,687,714
  Advances from Federal Home Loan Bank                                                 16,635,590                   17,075,380
  Other short-term borrowings                                                             234,319                      573,751
  Accrued expenses and other liabilities                                                  736,676                      427,998
  Accrued interest payable                                                                593,353                      551,465
  Accrued income taxes                                                                     57,919                       42,419
  Deferred income taxes                                                                   532,706                          --
                                                                                     ------------                 ------------

TOTAL LIABILITIES                                                                     167,400,067                  156,255,523
                                                                                     ------------                 ------------
Commitments

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; authorized,
   100,000 shares - none issued                                                               --                           --
  Common stock $.01 par value; authorized
   1,700,000 shares; issued and outstanding,
   1,322,500 shares                                                                        13,225                       13,225
  Additional paid-in capital                                                           12,830,398                   12,829,744
  Retained earnings, substantially restricted                                          10,762,703                   10,062,718
  Accumulated other comprehensive income (loss)                                          (171,073)                  (1,279,524)
  Unearned ESOP shares                                                                   (689,320)                    (736,600)
  Unearned RRP shares                                                                     (58,434)                    (174,146)
  Treasury stock, at cost (178,164 shares at 2001
   and 130,544 shares at 2000)                                                         (2,227,192)                  (1,716,771)
                                                                                     ------------                  -----------
TOTAL STOCKHOLDERS' EQUITY                                                             20,460,307                   18,998,646
                                                                                     ------------                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $187,860,374                 $175,254,169
                                                                                     ============                 ============


NOTE:  The accompanying notes are an integral part of these consolidated
----   financial statements.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                    2001                        2000                       1999
                                                                    ----                        ----                       ----
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                        $11,903,366                  $10,099,028                $7,892,250
   Securities:
      Taxable                                                       622,063                      658,106                   681,796
      Tax exempt                                                    825,893                      831,256                   651,715
   Mortgage-backed securities                                       215,871                      223,325                   399,033
   Federal funds sold and securities
     purchased under agreements to resell                            14,236                       25,543                    93,208
   Dividends                                                        109,186                       97,793                    91,849
   Other interest                                                     6,453                        5,749                    11,939
                                                                -----------                  -----------                ----------
   TOTAL INTEREST AND DIVIDEND INCOME                            13,697,068                   11,940,800                 9,821,790
                                                                -----------                  -----------                ----------

INTEREST EXPENSE
   Deposits                                                       5,942,125                    5,256,203                 4,695,839
   Federal Home Loan Bank advances                                1,199,312                      421,172                    84,987
   Federal funds purchased and securities
     sold under repurchase agreements                               182,559                      180,504                   154,349
   Long-term debt                                                       --                           --                     33,778
   Other short-term borrowings                                       31,786                       34,067                     9,678
   Capitalized interest                                              (6,650)                         --                        --
                                                                -----------                  -----------                ----------
     TOTAL INTEREST EXPENSE                                       7,349,132                    5,891,946                 4,978,631
                                                                -----------                  -----------                ----------

     NET INTEREST INCOME                                          6,347,936                    6,048,854                 4,843,159
   Provision for loss on loans                                     (261,000)                    (222,500)                 (100,000)
                                                                -----------                  -----------                ----------

     NET INTEREST INCOME AFTER
    PROVISION FOR LOSS ON LOANS                                   6,086,936                    5,826,354                 4,743,159
                                                                -----------                  -----------                ----------

NONINTEREST INCOME
   Service charges                                                  915,129                      702,570                   486,899
   Gain (loss) on sale of securities                                 31,520                       (2,500)                    3,904
   Other income                                                     139,383                      194,706                   184,496
                                                                -----------                  -----------                ----------
     TOTAL NONINTEREST INCOME                                     1,086,032                      894,776                   675,299
                                                                -----------                  -----------                ----------

NONINTEREST EXPENSES
   Employee compensation and benefits                             2,619,021                    2,425,898                 1,997,217
   Occupancy and equipment expense                                  886,365                      760,911                   600,577
   Federal deposit insurance premiums                                27,420                       41,674                    37,082
   Advertising                                                      221,767                      204,895                   145,180
   Data processing                                                   68,738                       59,244                   153,044
   Franchise and deposit taxes                                      242,173                      167,076                   128,640
   Directors fees and benefits                                      114,050                      110,450                   122,154
   Amortization of goodwill                                         254,225                      238,226                   123,520
   Stationary and supplies                                          174,427                      167,648                   110,193
   Other operating expenses                                       1,186,547                    1,183,086                   877,584
                                                                -----------                  -----------                ----------
     TOTAL NONINTEREST EXPENSE                                    5,794,733                    5,359,108                 4,295,191
                                                                -----------                  -----------                ----------

INCOME BEFORE INCOME TAXES                                        1,378,235                    1,362,022                 1,123,267

   Income tax expense                                               329,990                      292,340                   237,943
                                                                -----------                  -----------                ----------

NET INCOME                                                      $ 1,048,245                  $ 1,069,682                $  885,324
----------                                                      ===========                  ===========                ==========

   Basic earnings per share                                     $      .97                   $      .94                 $      .75
                                                                 =========                    =========                  =========
   Diluted earnings per share                                   $      .96                   $      .92                 $      .72
                                                                 =========                    =========                  =========


NOTE:    The accompanying notes are an integral part of these consolidated
----     financial statements.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                      2001                       2000                       1999
                                                                      ----                       ----                       ----

NET INCOME                                                         $1,048,245                 $ 1,069,682                $ 885,324

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized holding gains (losses) on
       securities during the period, net
       of tax                                                       1,129,254                  (1,365,151)                (210,470)

    Reclassification adjustments for realized
       gains (losses) included in earnings, net of
       tax of $10,717, ($850), and $1,225, for
       2001, 2000, and 1999, respectively                             (20,803)                      1,650                   (2,678)

    Minimum pension liability adjustment
       net of tax of $5,128 for 1999                                      --                          --                     9,954
                                                                   ----------                 -----------                 --------

COMPREHENSIVE INCOME (LOSS)                                        $2,156,696                 $  (293,819)               $ 682,130
                                                                   ==========                 ===========                 ========





ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                      $ (171,073)               $ (1,279,524)               $  83,977
                                                                   ==========                ============                 ========



NOTE: The accompanying notes are an integral part of these consolidated ---- financial statements.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                  ADDITIONAL                        UNEARNED      UNEARNED
                                                                    PAID-IN          RETAINED         ESOP          RRP
                                                 COMMON STOCK       CAPITAL          EARNINGS        SHARES        SHARES
                                                 ------------       -------          --------        ------        ------
BALANCES, MARCH 31, 1998                            $13,225       $12,753,789      $ 8,853,606     $(834,970)    $(371,879)

  Net income for the year ended March 31,
   1999                                                                                885,324
  Cash dividends paid ($.31 per share)                                                (376,262)
  ESOP shares earned                                                   28,198                         49,820
  RRP shares earned                                                                                                114,132
  RRP shares granted                                                    4,742                                      (36,585)
  Tax benefit from RRP                                                 19,815
  Purchased 43,894 treasury shares
  Change in minimum pension liability
   adjustment
  Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $109,804
                                                    -------       -----------      -----------     ----------    ---------

BALANCES, MARCH 31, 1999                             13,225        12,806,544        9,362,668      (785,150)     (294,332)

  Net income for the year ended March 31,
   2000                                                                              1,069,682
  Cash dividends paid ($.32 per share)                                                (369,632)
  ESOP shares earned                                                   14,468                         48,550
  RRP shares earned                                                                                                116,255
  RRP shares granted                                                      365                                       (2,725)
  RRP shares forfeited                                                   (264)                                       6,656
  Tax benefit from RRP                                                  8,631
  Purchased 66,106 treasury shares
  Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $702,410
                                                    -------       -----------      -----------     ----------    ---------

BALANCES, MARCH 31, 2000                             13,225        12,829,744       10,062,718      (736,600)     (174,146)

 Net income for the year ended March 31,
   2001                                                                              1,048,245
  Cash dividends paid ($.32 per share)                                                (348,260)
 ESOP shares earned                                                     4,797                         47,280
 RRP shares earned                                                                                                 117,167
 RRP shares granted                                                      (450)                                      (3,075)
 RRP shares forfeited                                                    (210)                                       1,620
 Tax expense from RRP                                                  (3,483)
 Purchased 47,800 treasury shares
 Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $571,019
                                                    -------       -----------      -----------     ----------    ---------

BALANCES, MARCH 31, 2001                            $13,225       $12,830,398      $10,762,703     $(689,320)     $(58,434)
                                                    =======       ===========      ===========     =========      ========


                                                                                       NET UNREALIZED
                                                        MINIMUM                        GAIN (LOSS) ON
                                                        PENSION                          SECURITIES
                                                       LIABILITY        TREASURY        AVAILABLE
                                                      ADJUSTMENT          STOCK          FOR SALE           TOTAL
                                                      ----------          -----          --------           -----
BALANCES, MARCH 31, 1998                               $(9,954)       $  (293,880)     $   297,125       $20,407,062

  Net income for the year ended March 31,
   1999                                                                                                      885,324
  Cash dividends paid ($.31 per share)                                                                      (376,262)
  ESOP shares earned                                                                                          78,018
  RRP shares earned                                                                                          114,132
  RRP shares granted                                                       31,843                                 --
  Tax benefit from RRP                                                                                        19,815
  Purchased 43,894 treasury shares                                       (635,915)                          (635,915)
  Change in minimum pension liability
   adjustment                                            9,954                                                 9,954
  Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $109,804                                                                               (213,148)         (213,148)
                                                       -------        -----------        ----------      -----------

BALANCES, MARCH 31, 1999                                    --           (897,952)          83,977        20,288,980

  Net income for the year ended March 31,
   2000                                                                                                    1,069,682
  Cash dividends paid ($.32 per share)                                                                      (369,632)
  ESOP shares earned                                                                                          63,018
  RRP shares earned                                                                                          116,255
  RRP shares granted                                                        2,360                                 --
  RRP shares forfeited                                                     (6,392)                                --
  Tax benefit from RRP                                                                                         8,631
  Purchased 66,106 treasury shares                                       (814,787)                          (814,787)
  Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $702,410                                                                             (1,363,501)       (1,363,501)
                                                       -------        -----------       ----------        -----------

BALANCES, MARCH 31, 2000                                    --         (1,716,771)      (1,279,524)       18,998,646

 Net income for the year ended March 31,
   2001                                                                                                    1,048,245
  Cash dividends paid ($.32 per share)                                                                      (348,260)
 ESOP shares earned                                                                                           52,077
 RRP shares earned                                                                                           117,167
 RRP shares granted                                                         3,525                                 --
 RRP shares forfeited                                                      (1,410)                                --
 Tax expense from RRP                                                                                         (3,483)
 Purchased 47,800 treasury shares                                        (512,536)                          (512,536)
 Change in unrealized gain (loss) on
   available for sale securities net
   of applicable deferred income taxes of
   $571,019                                                                              1,108,451         1,108,451
                                                       -------        -----------        ----------      -----------

BALANCES, MARCH 31, 2001                               $    --        $(2,227,192)       $(171,073)      $20,460,307
                                                       =======        ===========        =========       ===========



NOTE:    The accompanying notes are an integral part of these consolidated
----     financial statements.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999





                                                                                2001                 2000                  1999
                                                                                ----                 ----                  ----
OPERATING ACTIVITIES
  Net income                                                              $  1,048,245           $ 1,069,682           $    885,324
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                                             511,561               522,654                491,818
     Provision for loan losses                                                 261,000               222,500                100,000
     Loss (gain) on sale of mortgage-
       backed securities                                                            --                    --                 39,396
     Loss (gain) on sale of investment
       securities                                                              (31,520)                2,500                (43,300)
     Net amortization (accretion) of
       mortgage-backed and investment securities                                34,951                76,345                 87,841
     Federal Home Loan Bank stock
       dividend                                                                (95,300)              (77,900)               (73,200)
     Deferred income tax expense
       (benefit)                                                                 6,221                42,012                  4,313
     Loss (gain) on sale of foreclosed
       real estate                                                              (1,477)               (2,600)                (7,465)
     Loss (gain) on disposal of equipment and software                          30,308               (26,821)                    --
     ESOP shares earned                                                         52,900                63,018                 78,018
     RRP shares earned                                                         117,167               116,255                114,132
     Amortization of goodwill                                                  254,225               238,226                123,520
  Decrease (increase) in:
    Accrued interest receivable                                                (48,230)              (86,334)              (100,110)
    Other assets                                                               276,904              (252,238)                51,692
  Increase (decrease) in:
    Accrued interest payable                                                    41,888                51,249                 28,233
    Accrued income taxes                                                        15,500                (2,715)                45,134
    Other liabilities                                                          308,626              (226,429)                19,642
                                                                            ----------            ----------             ----------

         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                                         2,782,969             1,729,404              1,844,988
                                                                            ----------            ----------             ----------

INVESTING ACTIVITIES
  Investment securities:
  Available for sale:
      Proceeds from sales, maturities and calls                              6,798,717               527,500             10,338,714
      Purchased                                                             (6,251,155)                   --            (17,536,505)
  Mortgage-backed securities:
    Available for sale:
      Proceeds from sale                                                            --                    --              5,035,427
      Principal payments                                                       548,677             1,175,825              1,982,271
      Purchased                                                               (756,694)                   --             (3,839,845)
  Purchased Federal Home Loan Bank stock                                      (142,600)                   --                (14,100)
  Purchased Federal Reserve Bank stock                                         (10,550)                   --                     --
  Redemption of Federal Reserve Bank stock                                     316,800                45,000                     --
  Loan originations and principal payments, net                            (11,349,482)          (22,063,403)            (7,610,033)
  Certificates of deposit with other banks:
    Proceeds from maturities                                                        --                    --                293,000
  Proceeds from sale of foreclosed real estate                                  80,978                55,500                 93,806
  Purchased premises and equipment                                          (1,035,170)             (306,326)              (434,960)
  Proceeds from sale of equipment and fixtures                                   1,622               241,700                    --
  Purchased software                                                           (16,218)              (47,415)               (35,764)
  Cash and cash equivalents acquired
    in purchase of Bank subsidiary in
    excess of cash invested                                                         --            (1,574,538)                    --
                                                                            ----------            ----------             ----------

         NET CASH USED BY INVESTING
          ACTIVITIES                                                       (11,815,075)          (21,946,157)           (11,727,989)
                                                                            ----------            ----------             ----------


                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                   (Continued)



                                                                              2001                      2000                   1999
                                                                              ----                      ----                   ----
FINANCING ACTIVITIES
    Net change in deposits                                              $  10,533,119           $  5,121,163            $12,805,104
    Federal Home Loan Bank borrowings                                     130,326,000            102,765,000             20,547,000
    Repayment of Federal Home Loan
      Bank borrowings                                                    (130,765,790)           (86,077,359)           (20,159,261)
    Repayment of long-term borrowings                                              --                     --               (550,000)
    Increase(decrease)in federal funds
      purchased and securities sold under
      agreements to repurchase                                                491,875               (129,440)              (704,645)
    Increase(decrease)in short term borrowings                               (339,432)               489,173               (189,119)
    Dividends paid                                                           (348,260)              (369,632)              (376,262)
    Treasury shares purchased                                                (512,536)              (814,787)              (635,915)
                                                                          -----------             ----------             ----------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                                        9,384,976             20,984,118             10,736,902
                                                                          -----------            -----------             ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       352,870                767,365                853,901

Cash and Cash Equivalents, Beginning
    of Year                                                                 5,253,521              4,486,156              3,632,255
                                                                          -----------            -----------             ----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR                                                                    $  5,606,391           $  5,253,521            $ 4,486,156
                                                                          ===========            ===========             ==========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY
 INFORMATION
    Cash paid during the year for:
      Interest on deposits and borrowings                                $  1,016,352           $  1,383,993            $ 1,086,800
      Income taxes                                                       $    310,982           $    254,899            $   140,837
    Assets acquired in settlement of
      loans                                                              $     35,000           $    127,556            $    82,541
    Net unrealized gain (loss) on
      securities available-for-sale                                      $  1,108,451           $ (1,363,501)           $   213,148
    Liabilities assumed and cash paid in
      acquisition of Citizens Bank                                       $         --            $ 17,017,497                    --
    Fair value of assets received                                        $         --            $ 13,749,846                    --
    Amount assigned to goodwill                                          $         --            $  3,267,651                    --



NOTE:    The accompanying notes are an integral part of these consolidated
----     financial statements.

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

          Effective June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky chartered state commercial bank.

          Effective March 16, 2001, First National Bank was merged into Classic Bank in a consolidation of subsidiaries accounted for in a manner similar to a pooling-of-interest. The former First National Bank continues in operation as a branch of Classic Bank. Restructuring charges related to the merger and charged to operations during the fiscal year 2001 totaled $112,834 ($74,470 net of tax) consisting of employee related charges of $19,643 and other charges of $93,191.

          Classic Bank (the "Bank") conducts a general commercial banking business in eastern Kentucky which consists of attracting deposits from the general public and using those funds, together with other funds, to originate residential, consumer and nonresidential loans, primarily in its market area.

          The Bank's revenues are derived principally from interest earned on loans and to a lesser extent, from interest earned on investments and service fees on loans and deposit accounts. The operations of the Bank is influenced significantly by general economic conditions and by policies of financial institutions regulatory agencies. The Bank's cost of funds are influenced by interest rates on competing investments and general market rates. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

          The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Bank, like most financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest earning assets.

                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

          The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America and general accounting practices within the financial services industry. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particulary susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

          The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

     A.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Corporation and the Banks. All significant intercompany balances and transactions have been eliminated.

     B.   INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

          The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investment securities be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available-for-sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified according to management's intent upon acquisition. The Corporation's stockholders' equity reflected net unrealized losses of $171,073 and $1,279,524 at March 31, 2001, and 2000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

     C.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

          Loans receivable, net are stated at unpaid principal balances, less the allowance for loan losses, plus or minus net deferred loan origination costs or fees, and the undisbursed portion of loans in process.

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

      C.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

          At March 31, 2001 and 2000, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     D.   LOAN ORIGINATION FEES

          Loan fees are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91. SFAS No. 91 requires loan origination fees and certain related direct loan origination costs be offset and the resulting net amount be deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, using the level yield method.

     E.   FORECLOSED REAL ESTATE

          Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the loan's unpaid principal balance (cost) or fair value at the date of foreclosure less estimated selling expenses.

          Real estate loss provisions are recorded if the fair value declines below the fair value initially determined at the acquisition date. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is six months.

     F.   PREMISES AND EQUIPMENT

          Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over estimated useful lives of the assets, estimated to be ten to fifty years for buildings and five to ten years for furniture, fixtures and equipment. An accelerated method of computing depreciation is primarily used for tax reporting purposes.

     G.   GOODWILL AND OTHER INTANGIBLES

          Goodwill resulting from the acquisition of First National and Citizens Bank totaled approximately $6.4 million and is being amortized over a twenty-five year period using the straight-line method. Management periodically evaluates the carrying value of these intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     H.   FEDERAL INCOME TAXES

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

     I.   EARNINGS PER SHARE

          Basic earnings per share is calculated based on 1,080,469, 1,132,025, and 1,179,627 weighted average number of common shares outstanding for the years ended March 31, 2001, 2000, and 1999, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option and recognition and retention plan. Weighted average common shares deemed outstanding for purpose of computing diluted earnings per share totaled 1,087,788, 1,157,567, and 1,228,567, for the years ended March 31, 2001, 2000, and 1999, respectively. There were 1,915, 17,830, and 36,270 incremental shares related to the assumed exercise of stock options, and 5,404, 7,712, and 12,670 incremental shares related to the assumed issuance of recognition and retention plan shares for the years ended March 31, 2001, 2000, and 1999, respectively.

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     I.   EARNINGS PER SHARE (Continued)

          Options to purchase 75,476 and 36,326 shares of common stock with a weighted-average exercise price of $13.02 and $14.13 per share were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares. These options expire between February 1, 2007 and March 12, 2011.

     J.   COMPREHENSIVE INCOME

          The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", as of April 1, 1998. The Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Accumulated comprehensive income consists of the change in unrealized gains/losses on securities designated as available for sale in accordance with SFAS No. 115.

     K.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     K.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

     L.   FINANCIAL INSTRUMENTS

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

          The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments.

                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     M.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     M.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

          Based on the methods and assumptions set forth above, the estimated fair value of the Corporation's financial instruments as of March 31, 2001 and 2000 are as follows:



                                                                     2001                                2000
                                                       ------------------------------      -----------------------------
                                                       CARRYING VALUE      FAIR VALUE      CARRYING VALUE     FAIR VALUE
                                                       --------------      ----------      --------------     ----------
                                                                                 (In thousands)
          FINANCIAL ASSETS:
            Cash and due from banks                      $    5,556        $   5,556          $   5,122       $   5,122
            Federal funds sold and securities
              purchased under agreements to resell               50               50                131             131
            Securities available-for-sale                    24,794           24,794             23,673          23,673
            Mortgage-backed securities
              available-for-sale                              3,445            3,445              3,230           3,230
            Federal Home Loan Bank and
              Federal Reserve Bank stock                      1,394            1,394              1,462           1,462
            Loans receivable, net                           138,862          140,949            127,808         122,946
            Accrued interest receivable                       1,187            1,187              1,139           1,139

          FINANCIAL LIABILITIES:
            Certificates of deposit                      $   79,438        $  79,734           $ 74,340        $ 74,243
            Other deposit accounts                           65,992           65,992             60,557          60,557
            Federal funds purchased and securities
              sold under agreements to repurchase             3,180            3,180              2,688           2,688
            Advances from the Federal Home Loan Bank         16,636           16,661             17,075          17,055
            Other short-term borrowings                         234              234                574             574
            Accrued interest payable                            593              593                533             533


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

     P.   RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statements. Such reclassifications had no effect on net income or retained income as previously reported.

                              --------------------


NOTE 2:   RESTRICTIONS ON CASH AND DUE FROM BANKS
------    ---------------------------------------

          The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve as of March 31, 2001 and 2000 was $443,000 and $612,000,
          respectively.

NOTE 3:   ACQUISITION
------    -----------

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

                                                                   2000                   1999
                                                               ------------          ------------
                                                            (In thousands except per share amounts)

          Net interest income                                      $6,054                $5,156
          Net income                                               $  743                $  683
          Basic earnings per share                                 $ 0.66                $ 0.58
          Diluted earnings per share                               $ 0.64                $ 0.56



NOTE 4:   INVESTMENT AND MORTGAGE-BACKED SECURITIES
------    -----------------------------------------

          Investment securities and mortgage-backed securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2001 and 2000 are as follows:

                               ------------------



NOTE 4:  INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)
------   -----------------------------------------


                                                                       GROSS            GROSS             ESTIMATED
                                                   AMORTIZED         UNREALIZED       UNREALIZED            FAIR
                                                     COST              GAINS            LOSSES              VALUE
                                                   ---------         ----------       ----------          ---------
         AVAILABLE-FOR-SALE

         MARCH 31, 2001:
          U. S. Government Agency Securities      $ 3,068,322         $ 15,112        $        --        $ 3,083,434
          Obligations of state and
            political subdivisions                 16,259,763          301,173           (204,739)        16,356,197
          Corporate debt securities                 5,681,075           10,375           (336,712)         5,354,738
                                                  -----------         --------        -----------        -----------
                                                  $25,009,160         $326,660          ($541,451)       $24,794,369
                                                  ===========         ========        ===========        ===========

         MARCH 31, 2000:
          U. S. Treasury securities               $ 1,004,413         $     --            ($9,851)       $   994,562
          U. S. Government Agency
           Securities                               3,297,432               --            (95,608)         3,201,824
          Obligations of state and
            political subdivisions                 16,070,475          107,803         (1,247,522)        14,930,756
          Corporate debt securities                 4,551,251               --           (563,679)         3,987,572
          Corporate equity securities                 625,000               --            (67,188)           557,812
                                                  -----------         --------        -----------        -----------
                                                  $25,548,571         $107,803        $(1,983,848)       $23,672,526
                                                  ===========         ========        ===========        ===========



         The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at March 31, 2001 and 2000 are as follows:


                                                                        GROSS             GROSS           ESTIMATED
                                                    AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                      COST              GAINS             LOSSES            VALUE
                                                    ---------         ----------        ----------        ---------
         AVAILABLE-FOR-SALE

         MARCH 31, 2001:
          FNMA                                     $1,841,016          $    --           $(53,910)        $1,787,106
          FHLMC                                     1,075,229           16,015                 --          1,091,244
          Other                                       132,855               --             (1,962)           130,893
          REMICS:
           FHLMC                                      439,914               --             (4,554)           435,360
                                                   ----------          -------           --------         ----------
                                                   $3,489,014          $16,015           $(60,426)        $3,444,603
                                                   ==========          =======           ========         ==========

         MARCH 31, 2000:
          FNMA                                     $1,467,428          $    --           $(18,745)        $1,448,683
          FHLMC                                     1,210,178              813            (30,368)         1,180,623
          Other
          REMICS:                                     175,475               --             (2,994)           172,481
           FHLMC                                      439,497               --            (11,332)           428,165
                                                   ----------          -------           --------         ----------
                                                   $3,292,578          $   813           $(63,439)        $3,229,952
                                                   ==========          =======           ========         ==========

                               ------------------

NOTE 4:  INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)
------   -----------------------------------------

         Gross realized gains and gross realized losses on the sale of available-for-sale investment and mortgage-backed securities were $33,227 and $1,707, respectively for the year ended March 31, 2001, $0 and $2,500, respectively for the year ended March 31, 2000, and $54,797 and $50,893, respectively for the year ended March 31, 1999.

         The amortized cost and estimated fair value of investment and mortgage-backed securities at March 31, 2001 and 2000 by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            2001                                2000
                                                ---------------------------        -----------------------------
                                                                  ESTIMATED                            ESTIMATED
                                                AMORTIZED           FAIR             AMORTIZED           FAIR
                                                  COST              VALUE              COST              VALUE
                                                ---------         ----------         ---------         ---------
                                                                          (In Thousands)
     Due in one year or less                    $   100           $   100             $   548           $   541
     Due after one year through five years        2,358             2,436               2,612             2,590
     Due after five years through ten years       4,650             4,743               6,167             6,098
     Due after ten years                         17,901            17,515              15,597            13,886
                                                -------           -------             -------           -------
                                                 25,009            24,794              24,924            23,115

     Corporate equity securities                     --                --                 625               558
     Mortgage-backed securities-not
       due at a single maturity date              3,489             3,445               3,292             3,230
                                                -------           -------             -------           -------
         TOTAL                                  $28,498           $28,239             $28,841           $26,903
                                                =======           =======             =======           =======



         Securities carried at approximately $14,423,820 at March 31, 2001, and $20,603,105 at March 31, 2000, were pledged to secure deposits of public funds and for other purposes required or permitted by law.

         The amortized cost of mortgage-backed securities includes unamortized premiums of $66,950 and $65,438 and unearned discounts of $17,170 and $26,074 at March 31, 2001 and 2000, respectively.

         Mortgage-backed securities with adjustable rates totaled $1,729,113 and $1,267,302 at March 31, 2001 and 2000, respectively.

         Accrued interest receivable includes $354,406 and $422,998, at March 31, 2001 and 2000, respectively, related to investment and mortgage-backed securities.

                               ------------------

NOTE 5:  LOANS RECEIVABLE
------   ----------------

         The components of loans in the consolidated statements of financial condition were as follows:


                                                                                   MARCH 31
                                                                                   --------
                                                                         2001                     2000
                                                                         ----                     ----
         (In Thousands)
         Real estate loans:
           One-to-four family                                         $  73,576                 $ 71,928
           Commercial                                                    16,877                   15,216
           Multi-family                                                   1,342                    1,486
           Construction                                                   3,287                    2,670
         Consumer Loans                                                  18,249                   14,076
         Commercial loans                                                26,846                   23,687
                                                                      ---------                 --------

         Total loans receivable                                         140,177                  129,063

         Less:  Undisbursed loans in process                                --                        10
                Unearned discounts and loan
                  origination costs                                         (92)                     (44)
                Allowance for loan losses                                 1,407                    1,289
                                                                      ---------                 --------

         Total loans receivable, net                                  $ 138,862                 $127,808
                                                                      =========                 ========


         Loans with adjustable rates totaled $57.5 million and $51.5 million March 31, 2001 and 2000, respectively.

         Accrued interest receivable includes $832,836 and $711,395 at March 31, 2001 and 2000, respectively, related to loans receivable.

         Activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                                                2001                2000                1999
                                                                ----                ----                ----
         Balance at beginning of year                        $1,289,302          $  860,658            $830,535
         Provision for losses                                   261,000             222,500             100,000
         Allowance resulting from acquisition                       --              505,989                 --
         Charge-offs                                           (190,821)           (370,712)           (117,273)
         Recoveries                                              47,427              70,867              47,396
                                                             ----------          ----------            --------
         Balance at end of year                              $1,406,908          $1,289,302            $860,658
                                                             ==========          ==========            ========

                               ------------------


NOTE 5:  LOANS RECEIVABLE (Continued)
------   ----------------

         The following is a summary of non-performing loans at March 31:


                                                                 2001                  2000                1999
                                                                 ----                  ----                ----
                                                                                  (In Thousands)
         Accruing loans past due 90 days or more                 $124                  $153                $ 91
         Nonaccrual loans                                         662                   620                 315
                                                                 ----                  ----                ----

         Total non-performing loan balances at year end          $786                  $773                $406
                                                                 ====                  ====                ====
             Non-performing loans as a percentage of loans        .56%                  .60%                .41%
                                                                 ====                  ====                ====

         In the normal course of business and subject to normal credit policies, the Bank makes loans to officers, directors, their immediate family and business interests of such persons. At March 31, 2001 and 2000, the balances of loans to such parties were as follows:


                                                                           2001                    2000
                                                                           ----                    ----
         Aggregate amount of indebtedness at beginning of year        $  5,875,096              $ 4,021,932
         New loans                                                      23,729,645                5,820,796
         Repayments                                                    (21,496,454)              (3,967,632)
                                                                      ------------              -----------
         Aggregate amount of indebtedness at end of year              $  8,108,287              $ 5,875,096
                                                                      ============              ===========



NOTE 6:  PREMISES AND EQUIPMENT
------   ----------------------

         Premises and equipment at March 31, 2001 and 2000 by major classifications are as follows:


                                                                           2001                     2000
                                                                           ----                     ----
         Land                                                          $ 1,267,198               $1,267,198
         Buildings and improvements                                      4,080,603                3,468,032
         Furniture and equipment                                         2,863,636                2,954,576
                                                                       -----------               ----------
              TOTAL                                                      8,211,437                7,689,806
         Less: Accumulated depreciation                                  2,590,503                2,627,877
                                                                       -----------               ----------
                                                                       $ 5,620,934               $5,061,929
                                                                       ===========               ==========


         Depreciation expense charged to operations for the years ended March 31, 2001, 2000, and 1999 totaled $445,235, $426,917, and $379,242, respectively.

                               ------------------


NOTE 7:  DEPOSITS
------   --------

         The aggregate amount of short-term jumbo certificates of deposit each with a minimum denomination of $100,000 or more was approximately $19,678,826 and $23,623,029 at March 31, 2001 and 2000, respectively.

         The scheduled maturities of certificates of deposit were as follows for the years ending March 31:


         2002                                                            $67,158,043
         2003                                                              9,586,565
         2004                                                                990,674
         2005                                                                484,102
         2006 and thereafter                                               1,219,086
                                                                         -----------
                                                                         $79,438,470
                                                                         ===========


         Interest expense on deposits is summarized as follows for the years ended March 31:


                                                            2001                2000              1999
                                                            ----                ----              ----
                                                                           (In Thousands)
         Certificates of deposit                          $4,343              $3,856            $3,773
         NOW accounts and money
           market demand accounts                          1,265                 996               534
         Passbook and club accounts                          334                 404               389
                                                          ------              ------            ------
                                                          $5,942              $5,256            $4,696
                                                          ======              ======            ======



         The Bank held related party deposits of approximately $3.1 million at March 31, 2001.

NOTE 8:  ADVANCES FROM FEDERAL HOME LOAN BANK
------   ------------------------------------

         Advances from the Federal Home Loan Bank of Cincinnati totaled $16,635,590 at March 31, 2001. In addition, the Federal Home Loan Bank had issued for the account of Classic Bank, $6,000,000 in standby letters of credit for the benefit of depositors of public funds. The advances and letters of credit are collateralized with the Bank's Federal Home Loan Bank stock with a carrying value of $1,394,000 and certain residential real estate mortgage loans in the amount of $33,958,513.

         At March 31, 2001, advances with a remaining term of 90 days or less, and a weighted average interest rate of 5.45% totaled $15,800,000. Advances requiring monthly principal reductions with a weighted average maturity of 5.7 years and a weighted average interest rate of 6.75% totaled $835,590.

                              --------------------

NOTE 8:  ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)
------   ------------------------------------

         Scheduled principal payments are due as follows:


         Due in fiscal year ending:
           March 31, 2002                                                  $15,842,548
           March 31, 2003                                                       45,497
           March 31, 2004                                                      337,895
           March 31, 2005                                                       28,293
           March 31, 2006                                                       30,348
           After March 31, 2006                                                351,009
                                                                           -----------
                                                                           $16,635,590
                                                                           ===========



         At March 31, 2001, the Banks had unused borrowing capacity for advances with the Federal Home Loan Bank of Cincinnati in the amount of approximately $9.5 million, and the Corporation had an unsecured, unused line of credit with other financial institutions totaling $600,000.

NOTE 9:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
------   ----------------------------------------------

         Securities sold under agreements to repurchase at March 31, 2001 and 2000 totaled $3,179,589 and $2,651,834, respectively.

         Information concerning securities sold under agreements to repurchase is summarized as follows:



                                                                                  2001                   2000
                                                                                  ----                   ----
         Average balance during the year                                       $3,027,566             $3,200,242
         Average interest rate during the year                                       6.02%                  5.13%
         Maximum month-end balance during the year                             $3,689,960             $4,251,218



         U.S. Government Agency and municipal securities underlying the agreements at year-end:


            Amortized cost                                                    $3,290,573             $5,198,082
            Estimated fair value                                              $3,369,336             $5,076,147

         Securities sold under agreements to repurchase at March 31, 2001 and 2000 had a maturity of one day.

NOTE 10: OTHER BORROWINGS
-------  ----------------

         Other short-term borrowings at March 31, 2001 and 2000 consist of term treasury tax and loan deposits and are generally repaid within one to twenty days from the date of the transaction. Securities with an amortized cost of $1,518,322 and $2,197,432 an estimated fair value of $1,528,331 and $2,165,041, were pledged at March 31, 2001 and 2000, respectively, as collateral for treasury tax and loan deposits.

                              --------------------

NOTE 11: INCOME TAXES
-------  ------------

         The provision for income taxes consists of:


                                                                             YEARS ENDED MARCH 31
                                                               -----------------------------------------------
                                                                   2001                2000               1999
                                                                   ----                ----               ----
        Currently payable - Federal                            $327,252           $241,698             $214,921
        Deferred          - Federal                               6,221             42,012                4,313
                                                               --------           --------             --------
                                                               $333,473           $283,710             $219,234
        Federal tax benefit (expense) from RRP
          credited (charged) to paid in capital                 (3,483)              8,630               18,709
                                                               --------           --------             --------
                                                               $329,990           $292,340             $237,943
                                                               ========           ========             ========

         The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income taxes:



                                                                          YEARS ENDED MARCH 31
                                                              --------------------------------------------
                                                              2001                 2000               1999
                                                              ----                 ----               ----
        Tax at statutory rate                                 34.0%                 34.0%             34.0%
        Tax exempt income                                    (20.4)                (20.3)            (20.0)
        Non-deductible expenses                               10.1                   9.1               5.4
        Other                                                  0.2                  (1.3)              1.8
                                                             -----                 -----             -----
                                                              23.9%                 21.5%             21.2%
                                                             =====                 =====             =====

         The components of the Corporation's net deferred tax asset (liability) as of March 31, 2001 and 2000, are summarized as follows:

                                                                                              2001               2000
                                                                                              ----               ----
                      DEFERRED TAX ASSETS:
                       Loans and loan loss allowance                                       $ 153,241             $104,036
                       AMT credit carryforward                                                32,050               85,717
                       Retirement and incentive programs                                      35,352               52,303
                       Foreclosed real estate                                                 37,501               37,501
                       Net unrealized loss on available for sale securities                   88,129              659,148
                       Other assets                                                           38,791                9,416
                                                                                           ---------             --------
                                                                                             385,064              948,121
                                                                                           ---------             --------
                      DEFERRED TAX LIABILITIES:
                       Federal Home Loan Bank stock dividends                               (261,630)            (229,228)
                       Premises and equipment                                               (339,373)            (369,946)
                       Retirement and incentive programs                                    (264,195)            (264,195)
                       Accretion on securities                                               (18,092)             (13,356)
                       Deferred loan origination costs                                       (34,480)             (26,091)
                                                                                           ---------             --------
                                                                                            (917,770)            (902,816)
                                                                                           ---------             --------

                      NET DEFERRED TAX ASSET (LIABILITY)                                   ($532,706)            $ 45,305
                                                                                           =========             ========


                              --------------------


NOTE 11: INCOME TAXES (Continued)
-------  ------------

         The Corporation had available at March 31, 2001, alternative minimum tax credit carryforwards for tax purposes of approximately $32,050 which may be carried forward indefinitely and used to reduce federal income taxes.

         For years prior to 1996, savings institutions (formerly Classic Bank) were allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deductions for Classic Bank had accumulated to approximately $1.9 million at March 31, 2001. The estimated deferred tax liability on such amount is approximately $635,000, which has not been recorded in the accompanying consolidated financial statements. The Bank does not have any significant post 1987 increases in the percentage of earnings bad debt deduction subject to recapture. Banks can no longer utilize the percentage of earnings method to compute their bad debt deduction.

NOTE 12: OFF BALANCE SHEET ACTIVITIES
-------  ----------------------------

         CREDIT-RELATED FINANCIAL INSTRUMENTS. The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

         The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

         At March 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:



                                                                                     CONTRACT AMOUNT
                                                                             ------------------------------
                                                                             MARCH 31              MARCH 31
                                                                               2001                  2000
                                                                             --------              --------
                                                                                     (In thousands)
         Commitments to grant loans                                           $   785                $4,381
         Unfunded commitments under lines of credit                             9,332                 8,319
         Commercial and standby letters of credit                                 560                   191


                              --------------------

NOTE 12: OFF BALANCE SHEET ACTIVITIES (Continued)
-------  ----------------------------

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

         Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

         Commercial and standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

         The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2020. The following table summarizes minimum payments due under lease agreements by year:

                   YEAR ENDING MARCH 31                         (DOLLARS IN THOUSANDS)
                   --------------------                         ----------------------
                         2002                                        $   80
                         2003                                            80
                         2004                                            77
                         2005                                            72
                         2006 and thereafter                            729
                                                                     ------
                                                                     $1,038
                                                                     ======


         Total rental expense under operating leases was approximately $61,363, $27,515, and $9,515 for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 13: LEGAL CONTINGENCIES
-------  -------------------

         Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation's consolidated financial statements.

                              --------------------

NOTE 14: SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT
-------  ------------------------------------------

         All of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities primarily involve government entities within the Bank's market area. The concentration of credit by type of loan are set forth in Note 5.

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

         The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

         The Bank had deposits with other financial institutions which exceeded the federally insured limits at March 31, 2001 by approximately $106,400. The Bank does not have a policy for requiring collateral on such deposits.

NOTE 15: BENEFIT PLANS
-------  -------------

         The Corporation and its subsidiary participate in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees of the Corporation and its subsidiary meeting certain service and age requirements. The plan operates on a fiscal year ending June 30, and it is the policy of the Corporation to fund the normal cost of the plan. Contributions to the plan have not been required for the years ended March 31, 2001, 2000 and 1999. The data available from the plan administrators is not sufficient to determine the Corporation's share of the pension plan's accumulated benefit obligation or the net assets attributable to the Corporation.

         Effective July 1, 1997, First National's defined benefit plan was terminated and its plan assets were merged into the Corporation's Pentegra multi-employer pension plan. All eligible employees of First National became participants in the Corporation's multi-employer pension plan. Prepaid pension expense of $777,045, representing the excess of the fair value of pension plan assets over the accrued actuarial pension liability at July 1, 1998, is included in other assets in the consolidated statement of financial condition at March 31, 2001 and 2000.

                              --------------------

NOTE 15: BENEFIT PLANS (Continued)
-------  -------------

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

         The following table sets forth the supplemental executive retirement plan's funded status and amounts recognized in the consolidated financial statements at March 31, 2001 and 2000, and 1999:

                                                                     2001             2000             1999
                                                                     ----             ----             ----
         Accumulated vested benefit obligation                     $(47,928)        $(34,231)        $(23,449)
                                                                   ========         ========         ========

         Projected benefit obligation                              $(98,052)        $(71,462)        $(50,012)
         Under (over) accrual                                        24,656           10,449             (122)
                                                                   --------         --------         --------

         Accrued retirement cost                                   $(73,396)        $(61,013)        $(50,134)
                                                                   ========         ========         ========

         Net retirement cost includes the following components:

         Service cost - benefits earned during the year             $15,273          $13,357          $11,685
         Interest cost                                                5,346            3,740            2,293
         Other                                                       (7,262)          (6,218)          (3,452)
                                                                   --------         --------         --------

         Net retirement cost                                        $13,357          $10,879          $10,526
                                                                   ========         ========         ========

         Discount rate                                                  7.0%            7.0%              7.0%
                                                                   ========         ========         ========
         Rate of increase in future compensation levels                 5.0%            5.0%              5.0%
                                                                   ========         ========         ========



         In conjunction with the stock conversion, the Corporation established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Corporation and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares not committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Effective April 1, 1998, the ESOP loan terms were amended to extend the loan maturity from
         15.5 years to 23.5 years. This change in the ESOP loan terms reduced ESOP expense for the years ended March 31, 2001 and 2000 and 1999, by approximately $30,718, $38,250, and $48,500 respectively.

                              --------------------

NOTE 15: BENEFIT PLANS (Continued)
-------  -------------

         Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest; dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Allocated ESOP shares become outstanding for earnings-per-share computations. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the years ended March 31, 2001, 2000, and 1999, was $52,077, $63,080, and $78,018, respectively.

         The ESOP shares at March 31, 2001 and 2000 are as follows:



                                                                              2001                     2000
                                                                              ----                     ----
         Allocated shares                                                     36,868                  32,140
         Unearned shares                                                      68,932                  73,660
                                                                           ---------               ---------
           Total ESOP shares                                                 105,800                 105,800
                                                                           =========               =========

         Fair value of unearned shares                                     $ 878,883               $ 773,430
                                                                           =========               =========


         On July 29, 1996, stockholders of the Corporation approved the 1996 Recognition and Retention Plan ("RRP"). Under the RRP, restricted stock awards of up to 4% of the common stock sold in the conversion may be awarded to the directors, officers and key employees of the Corporation and its subsidiary. The Corporation completed the funding of the plan in September 1996 by purchasing 52,900 shares of common stock in the open market at a total cost of $621,575, which reduced consolidated stockholders equity. At March 31, 2001, vested, unvested and unawarded RRP shares totaled 41,047, 11,489 and 364, respectively.

         The holders of the restricted shares have all of the rights of a shareholder, except that they cannot sell, assign, pledge or transfer any of the restricted shares during the restricted period. The restricted shares vest at a rate of 20% on each anniversary of the grant date. RRP expense of $117,166, $116,255, and $114,133, was recorded for the years ended March 31, 2001, 2000, and 1999 respectively.

         During the fiscal year ended March 31, 1998, the Corporation adopted a 401(k) Savings and Profit Sharing Plan covering substantially all employees. Under the plan, the Corporation matches 50.0% of the employee's contribution up to 3.0% of the employee's salary. Total expense under this plan was $52,900, $47,842, and $37,555 for the years ended March 31, 2001, 2000, and 1999, respectively.

                              --------------------

NOTE 16: STOCK OPTION PLAN
-------  -----------------

         On July 29, 1996, stockholders of the Corporation approved the 1996 Stock Option and Incentive Plan ("SOP"). Under the 1996 SOP 132,250 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiary.

         The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by fiscal year of grants, net of subsequent forfeitures:


                                                               SHARES GRANTED              EXERCISE PRICE
                                                               --------------              --------------
         July 29, 1996                                            106,774                      $10.8125
         February 1, 1997                                          19,300                      $13.3750
         September 14, 1998                                         4,500                      $13.8750
         October 12, 1998                                           1,026                      $13.7500
         April 19, 1999                                               200                      $13.6250
         March 12, 2001                                               450                      $12.3130



         All grants under the 1996 "SOP" are exercisable at the fair market value at the date of the grants. The options vest with the grantees at the rate of 20% per year on each anniversary date of the grants and are available for exercise, subject to the vesting schedule, for up to ten years from the grant date.

         A summary of the status of the Corporation's 1996 stock option plan as of March 31, 2001, 2000, and 1999, and changes during the periods ending on those dates is presented below:


                                                 2001                       2000                       1999
                                         ---------------------      ---------------------       ---------------------
                                                      WEIGHTED                   WEIGHTED                    WEIGHTED
                                                      AVERAGE                    AVERAGE                     AVERAGE
                                                      EXERCISE                   EXERCISE                    EXERCISE
                                         SHARES        PRICE        SHARES        PRICE         SHARES        PRICE
                                         ------       --------      ------       ---------      ------       --------
         Options outstanding at
           beginning of year              131,800       $11.32      132,050       $11.32        126,524       $11.21
         Granted                              450        12.31          200        13.63          5,726        13.85
         Exercised                              0           --            0           --              0           --
         Forfeited                              0           --         (450)       13.38           (200)       13.85
                                          -------                   -------                     -------
         Options outstanding at
           end of year                    132,250        11.32      131,800        11.32        132,050        11.32
                                          =======                   =======                     =======

         Eligible for exercise at
           year end                       103,109        11.32       76,749        11.32         50,610       $11.32
                                          =======                   =======                     =======

         Weighted average fair value
           of options granted during
           the year                                     $ 3.71                    $ 3.98                      $ 3.06


                              --------------------

NOTE 16: STOCK OPTION PLAN (Continued)
-------  -----------------

         The following information applies to the 1996 Stock Option and Inventive Plan options outstanding at March 31, 2001:

                                                                      AVERAGE                 AVERAGE
            RANGE OF                                                 REMAINING                EXERCISE
         EXERCISE PRICE                   OUTSTANDING               LIFE (YEARS)               PRICE
         --------------                   -----------               ------------              --------
      $10.8125 to $13.8750                   32,250                  5.5 years                 $11.32

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

         The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by fiscal year of grants, net of subsequent forfeitures:


                                                   SHARES GRANTED                    EXERCISE PRICE
                                                   --------------                    --------------
         February 15, 1999                             5,000                            $16.2950
         April 19, 1999                                5,550                            $14.9880
         April 24, 2000                               25,100                            $11.2750
         March 12, 2001                               14,350                            $13.5440



         These grants vest immediately with the grantees and may be exercised at any time up to ten years.

         A summary of the Corporation's 1998 Premium Price Stock Option Growth Plan as of March 31, 2001, 2000 and 1999 and changes during the periods ending on those dates is presented below:


                                                 2001                       2000                       1999
                                         ---------------------      ---------------------       ---------------------
                                                      WEIGHTED                   WEIGHTED                    WEIGHTED
                                                      AVERAGE                    AVERAGE                     AVERAGE
                                                      EXERCISE                   EXERCISE                    EXERCISE
                                         SHARES        PRICE        SHARES        PRICE         SHARES        PRICE
                                         ------       --------      ------       ---------      ------       --------

         Options outstanding at
           beginning of year             11,300        $15.57        5,000        $16.30             0           --
         Granted during the year         39,450        $12.10        6,300        $14.99         5,000       $16.30
         Exercised                            0            --            0            --             0           --
         Forfeited                         (750)      ($14.99)           0            --             0           --
                                         ------                     ------                     -------
         Options outstanding at
           end of year                   50,000        $12.84       11,300        $15.57         5,000       $16.30
                                         ======                     ======                     =======
         Eligible for exercise
           at year end                   50,000        $12.84       11,300        $15.57         5,000       $16.30
                                         ======                     ======                     =======

         Weighted-average fair value of
           options granted during the year             $ 2.64                     $ 3.55                     $ 2.91



                              --------------------


NOTE 16: STOCK OPTION PLAN (Continued)
-------  -----------------

         The following information applies to the 1998 Premium Price Stock Option Growth Plan at March 31, 2001:


                                                                  AVERAGE               AVERAGE
            RANGE OF                                             REMAINING              EXERCISE
         EXERCISE PRICE                  OUTSTANDING            LIFE (YEARS)              PRICE
         --------------                 ------------            ------------            --------
      $11.275 to $16.295                   50,000                    8                   $12.84


         The Corporation has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

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

                                                                        MARCH 31
                                                   -----------------------------------------------------
                                                      2001               2000                   1999
                                                      ----               ----                   ----
         Net earnings
           As reported                             $1,048,245          $1,069,682           $885,324
           Pro forma                               $  894,619          $  983,115           $814,513

         Earnings per share
           Basic:
               As reported                         $      .97          $      .94           $    .75
               Pro forma                           $      .83          $      .86           $    .69
           Diluted:
               As reported                         $      .96          $      .92           $    .72
               Pro forma                           $      .82          $      .85           $    .66


         The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield 3.0%; expected volatility of 28.44%; risk free interest rate of 6.19%; and expected lives of 7 years.

                              --------------------

NOTE 17: REGULATORY CAPITAL REQUIREMENTS
-------  -------------------------------

         As of March 31, 2000, Classic Bank was subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"), and the former First National Bank was subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). During the 2001 fiscal year, Classic Bank converted to a state chartered bank and First National Bank was merged into Classic Bank in a consolidation of subsidiaries. The surviving entity, Classic Bank, is now subject to the regulatory capital requirements of the "FDIC". Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

         As of March 31, 2001, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those dates that management believes have changed the bank's category. The following table sets forth the Bank's minimum capital requirements and actual capital as of March 31, 2001.



                                                                                                               TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                              FOR CAPITAL                  PROMPT CORRECTIVE
                                                     ACTUAL                ADEQUACY PURPOSES               ACTION PROVISIONS
                                               ------------------         -------------------            ---------------------
                                               AMOUNT       RATIO         AMOUNT        RATIO            AMOUNT          RATIO
                                               ------       -----         ------        -----            ------          -----
                                                                         (Dollars in thousands)
         MARCH 31, 2001
                                                                         GREATHER       GREATER          GREATER        GREATER
                                                                         THAN OR        THAN OR          THAN OR        THAN OR
         Total Capital                                                   EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
          (to Risk Weighted Assets)             $14,827      11.4%       $10,450        8.0%             $13,063        10.0%

                                                                         GREATHER       GREATER          GREATER        GREATER
                                                                         THAN OR        THAN OR          THAN OR        THAN OR
         Tier I Capital                                                  EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
          (to Risk Weighted Assets)             $13,420      10.3%       $ 5,225        4.0%             $7,838         6.0%

                                                                         GREATHER       GREATER          GREATER        GREATER
                                                                         THAN OR        THAN OR          THAN OR        THAN OR
         Tier I Capital                                                  EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
          (to Adjusted Total Assets)            $13,420       7.4%       $ 7,252        4.0%             $9,065         5.0%



         As of March 31, 2001, management believes that the Bank met all capital adequacy requirements to which the Bank is subject.

                              --------------------

NOTE 17:          REGULATORY CAPITAL REQUIREMENTS (Continued)
-------           -------------------------------

         As of March 31, 2000, First National Bank was subject to the same minimum regulatory capital standards as set forth above, and as of that date, the most recent notification from regulatory agencies categorized First National as well capitalized under the regulatory framework for prompt corrective action. The following table sets forth First National Bank's minimum capital requirements and actual capital as of March 31, 2000.

                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                     FOR CAPITAL                  PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES               ACTION PROVISIONS
                                      -----------------          -------------------            ---------------------
                                      AMOUNT      RATIO          AMOUNT        RATIO            AMOUNT          RATIO
                                      ------      -----          ------        -----            ------          -----
                                                                (Dollars in thousands)
          MARCH 31, 2000
                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
          Total Capital                                         EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
           (to Risk Weighted Assets)   $6,602       12.9%       $4,084         8.0%             $5,105         10.0%

                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
          Tier I Capital                                        EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
           (to Risk Weighted Assets)   $6,077       11.9%       $2,042         4.0%             $3,063         6.0%

                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
          Tier I Capital                                        EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
           (to Adjusted Total Assets)  $6,077        8.2%       $2,955         4.0%             $3,694         5.0%




         Management believes that First National Bank met all capital adequacy requirements to which it was subject at March 31, 2000.

         The minimum "OTS" capital standards applicable to Classic Bank as of March 31, 2000 generally required the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, Classic Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

         As of March 31, 2000, the most recent notification from regulatory agencies categorized Classic Bank as well capitalized under the framework for prompt corrective action.

                              --------------------

NOTE 17:          REGULATORY CAPITAL REQUIREMENTS (Continued)
-------           -------------------------------

         The following table sets forth Classic Bank's minimum capital requirements and actual capital as of March 31, 2000.


                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                     FOR CAPITAL                    PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES                ACTION PROVISIONS
                                       -------------------       ---------------------            ---------------------
                                       AMOUNT        RATIO       AMOUNT          RATIO            AMOUNT          RATIO
                                       ------        -----       ------          -----            ------          -----
                                                                 (Dollars in thousands)
         MARCH 31, 2000

                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
                                                                EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
         Tangible capital             $7,074          7.2%      $1,480         1.5%             $4,934         5.0%

                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
                                                                EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
         Core capital                 $7,074          7.2%      $3,947         4.0%             $5,921         6.0%

                                                                GREATHER       GREATER          GREATER        GREATER
                                                                THAN OR        THAN OR          THAN OR        THAN OR
                                                                EQUAL TO       EQUAL TO         EQUAL TO       EQUAL TO
         Risk-based capital           $7,838         11.8%      $5,327         8.0%             $6,658         10.0%



         Management believes that Classic Bank met all capital adequacy requirements to which it was subject at March 31, 2000.

         The Corporation's principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiary without prior approval. During the fiscal year March 31, 2002, approximately $578,500 plus any fiscal year 2002 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

NOTE 18: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------  -----------------------------------------------------

         The following condensed financial statements summarize the financial position of the Corporation as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years ended March 31, 2001, 2000, and 1999:

                              --------------------

NOTE 18: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------  -----------------------------------------------------


         STATEMENTS OF FINANCIAL CONDITION                               MARCH 31, 2001            MARCH 31, 2000
         ---------------------------------                               --------------            --------------
         ASSETS
           Cash and temporary investments                                 $   174,133                $   150,078
           Securities available for sale                                      515,375                    245,000
           Accrued interest receivable                                          7,292                      5,625
           Note receivable - ESOP                                             749,886                    786,465
           Equity in net assets of Bank Subsidiaries                       11,355,731                 11,318,917
           Other assets                                                       193,379                    119,053
                                                                          -----------                -----------
         TOTAL ASSETS                                                     $12,995,796                $12,625,138
                                                                          ===========                ===========

         LIABILITIES
           Accounts payable and accrued expenses                          $    64,758                $    51,500
           Deferred income taxes                                                4,310                        --
                                                                          -----------                -----------
         TOTAL LIABILITIES                                                     69,068                     51,500
                                                                          -----------                -----------

         STOCKHOLDERS' EQUITY
           Common stock                                                        13,225                     13,225
           Additional paid-in capital                                      12,676,665                 12,676,485
           Retained earnings                                                3,275,716                  2,575,733
           Net unrealized gain (loss) on available for sale securities          6,848                     (3,300)
           Treasury stock                                                  (2,227,192)                (1,716,771)
           Unearned ESOP shares                                              (689,320)                  (736,600)
           Unearned RRP shares                                               (129,214)                  (235,134)
                                                                          -----------                -----------
         TOTAL STOCKHOLDERS' EQUITY                                       $12,926,728                $12,573,638
                                                                          -----------                -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $12,995,796                $12,625,138
                                                                          ===========                ===========


                              --------------------

NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------


                                                                                    YEARS ENDED MARCH 31,
                                                                     ------------------------------------------------------
  STATEMENTS OF INCOME                                                 2001                   2000                   1999
  --------------------                                                 ----                   ----                   ----
  INCOME
    Equity in undistributed earnings of bank subsidiaries            $       --             $  674,722            $  296,143
    Dividends from bank subsidiaries                                  1,292,691                600,000               803,910
    Other income - management fees                                      127,000                 12,652                    --
    Interest and dividend income                                         80,785                 77,512                80,198
                                                                     ----------             ----------            ----------

  TOTAL INCOME                                                        1,500,476              1,364,886             1,180,251
                                                                     ----------             ----------            ----------

  EXPENSES
    Salaries and benefits                                               112,499                 66,426                44,184
    Interest expense                                                      6,612                 18,139                33,829
    Legal and accounting fees                                            65,699                 66,765                61,210
    Corporate management fees                                           179,095                103,140               104,674
    Printing and supplies                                                29,690                 18,636                29,498
    Other professional services                                          65,855                 36,975                28,853
    Directors fees                                                       61,200                 64,800                64,800
    Other expenses                                                       55,883                 36,235                37,619
                                                                     ----------             ----------            ----------

  TOTAL EXPENSES                                                        576,533                411,116               404,667
                                                                     ----------             ----------            ----------

  INCOME BEFORE INCOME TAXES                                            923,943                953,770               775,584
    Federal and state income tax benefit (expense)                      124,302                115,912               109,740
                                                                     ----------             ----------            ----------

  NET INCOME                                                         $1,048,245             $1,069,682            $  885,324
                                                                     ==========             ==========            ==========


                                -----------------

NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------


                                                                                       YEARS ENDED MARCH 31,
                                                                     ----------------------------------------------------------
  STATEMENTS OF CASH FLOWS                                             2001                   2000                       1999
  ------------------------                                             ----                   ----                       ----
  OPERATING ACTIVITIES
    Net income                                                       $1,048,245            $ 1,069,682                $ 885,324
      Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation                                                     2,745                  1,326                    1,326
         Equity in undistributed net income of subsidiary                   --                (674,722)                (296,143)
         Earned RRP shares                                              105,920                 59,198                  114,133
         Deferred income taxes                                              267                    (18)                     271
    Decrease (increase) in:
      Accrued interest receivable                                        (1,667)                   --                        --
      Other assets                                                      (63,889)               165,925                 (127,844)
    Increase (decrease)
      Accounts payable and accrued expenses                              14,098                (46,814)                  61,530
                                                                       --------           ------------              -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1,105,719                574,577                  638,597
                                                                       --------           ------------              -----------

  INVESTING ACTIVITIES:
    Repayment on loan receivable from ESOP                               36,579                 36,580                   36,580
    Purchased equipment                                                 (12,910)                   --                        --
    Nondividend distribution from First National Bank                       --               2,000,000                       --
     Additional capital invested in Classic Bank                            --              (1,400,000)                      --
    Dividend distribution from subsidiary in
      excess of current year's earnings                                  10,465                     --                  871,090
    Purchased securities available for sale                            (255,000)                    --                       --
                                                                       --------           ------------              -----------

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     (220,866)               636,580                  907,670
                                                                       --------           ------------              -----------

  FINANCING ACTIVITIES
    Repayment of borrowings                                                 --                     --                  (550,000)
    Dividends paid                                                     (348,262)             (369,632)                 (376,262)
    Treasury shares purchased                                          (512,536)             (814,787)                 (635,915)
                                                                       --------           ------------              -----------

  NET CASH USED BY FINANCING ACTIVITIES                                (860,798)           (1,184,419)               (1,562,177)
                                                                       --------           ------------              -----------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   24,055                 26,738                  (15,910)

  Cash and Cash Equivalents at Beginning of Year                        150,078                123,340                  139,250
                                                                       --------           ------------              -----------

  CASH AND CASH EQUIVALENTS AT END OF YEAR                             $174,133           $    150,078              $   123,340
                                                                       ========           ============              ===========



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which will be filed with the SEC.

EXECUTIVE OFFICERS

         Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in 2001, which will be filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which will be filed with the SEC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which will be filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, which will be filed with the SEC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


                                                                              REFERENCE TO
                                                                             PRIOR FILING OR
   REGULATION S-B                                                            EXHIBIT NUMBER
   EXHIBIT NUMBER                          DOCUMENT                          ATTACHED HERETO
   --------------                          --------                          ---------------
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

         10         Material contracts:

                       1996 Stock Option and Incentive Plan                        **
                       1996 Recognition and Retention Plan                         **
                       1998 Premium Price Stock Option Growth Plan                 ***
                       Employment Agreement with David B. Barbour                 10.1
                       Employment Agreement with Lisah Frazier                    10.2
                       Change in Control Severance Agreement with                 ****
                       Robert L. Bayes
         11         Statement regarding computation of per share earnings         None
         13         Annual Report to Security Holders                             None
         16         Letter regarding change in certifying accountants             None
         18         Letter regarding change in accounting principles              None
         21         Subsidiaries of Registrant                                     21
         22         Published report regarding matters submitted to vote          None
                    of security holders
         23         Consents of Experts and Counsel                                23
         24         Power of Attorney                                             None
         99         Additional Exhibits                                           None


* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1995 (File No. 33-87580) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 (File No. 0-27170). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as Appendix A to the Company's definitive proxy solicitating materials filed on June 26, 1998 (File No. 0-27170). Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**** Filed as Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 and incorporated by reference herein.

(b)     REPORTS ON FORM 8-K

         During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated February 14, 2001 to report under Item 5 for Form 8-K the issuance of a press release announcing the consolidation of its bank charters and a centralized operations center. In addition, the Company filed a Form 8-K dated January 23, 2001 to report under Item 5 of Form 8-K the issuance of a press release announcing an increase in year-to-date earnings per share and declaring a cash dividend.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CLASSIC BANCSHARES, INC.



                             By: /s/ David B. Barbour
                                ------------------------------------------------
                                David B. Barbour, President, Chief Executive
                                Officer and Director (Duly Authorized
                                Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David B. Barbour                                                   /s/ C. Cyrus Reynolds
---------------------------------------------                          ---------------------------------------------
David B. Barbour, President, Chief Executive                           C. Cyrus Reynolds, Chairman of the Board
Officer and Director (Principal Executive and
Operating Officer)

Date: June 28, 2001                                                    Date: June 28, 2001

                                                                       /s/ John W. Clark
---------------------------------------------                          ---------------------------------------------
Robert L. Bayes, Executive Vice President and                          John W. Clark, Director
Director

Date: June __, 2001                                                    Date: June 28, 2001

                                                                       /s/ Robert B. Keifer, Jr.
---------------------------------------------                          ---------------------------------------------
E. B. Gevedon, Jr.,  Vice Chairman of the Board                        Robert B. Keifer, Jr.

Date: June __, 2001                                                    Date: June 28, 2001

                                                                       /s/ Jeffrey P. Lopez
---------------------------------------------                          ---------------------------------------------
David A. Lang, Director                                                Jeffrey P. Lopez, Director

Date: June __, 2001                                                    Date: June 28, 2001

                                                                       /s/ Lisah M. Frazier
---------------------------------------------                          ---------------------------------------------
Robert A. Moyer, Jr., Director                                         Lisah M. Frazier, Chief Operating Officer
                                                                       and Chief Financial Officer (Principal
                                                                       Financial and Accounting Officer)

Date: June __, 2001                                                    Date: June 28, 2001

                                INDEX TO EXHIBITS



   NUMBER

    10.1        Employment Contract with David B. Barbour

    10.2        Employment Contract with Lisah M. Frazier

    21          Subsidiaries of the Registrant

    23          Consent of Independent Auditors