Form 10QSB
period 2001-06-30
CLASSIC BANCSHARES INC
filed 2001-08-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      -------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

     As of August 8, 2001, there were 1,322,500 shares of the Registrant's common stock issued and 1,133,336 outstanding.

     Transitional Small Disclosure (check one):       Yes [ ] No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
              and March 31, 2001                                                                         3

              Consolidated Statements of Income for the three months
              ended June 30, 2001 and 2000                                                               4

              Consolidated Statements of Comprehensive Income for the three
              months ended June 30, 2001 and 2000                                                        5

              Consolidated Statements of Stockholders' Equity for the three months
              ended June 30, 2001 (Unaudited) and Year Ended March 31, 2001                              6

              Consolidated Statements of Cash Flows for the three months ended
              June 30, 2001 and 2000                                                                     7

              Notes to Consolidated Financial Statements                                               8-10

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                   11-16

PART II.      OTHER INFORMATION                                                                         17

              Signatures                                                                                18

              Index to Exhibits                                                                         19


                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,       MARCH 31,
                                                                          2001           2001
                                                                    -------------    -------------
                                                                      (UNAUDITED)
ASSETS
  Cash and due from bank                                             $  4,749,586     $  5,555,900
  Federal funds sold                                                         --             50,491
  Securities available for sale                                        24,728,401       24,794,369
  Mortgage-backed and related securities available for sale             3,014,948        3,444,603
  Loans receivable, net                                               144,267,519      138,861,807
  Real estate acquired in the settlement of loans                         280,745          210,745
  Accrued interest receivable                                           1,275,467        1,187,242
  Federal Home Loan Bank and Federal Reserve Bank stock                 1,419,100        1,394,000
  Premises and equipment, net                                           5,566,340        5,620,934
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                     5,554,549        5,554,549
  Other assets                                                          1,191,713        1,185,734
                                                                    -------------    -------------

TOTAL ASSETS                                                         $192,048,368     $187,860,374
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                               $ 17,907,087     $ 17,186,398
  Savings, NOW, and money market demand deposits                       49,571,044       48,805,047
  Other time deposits                                                  79,618,757       79,438,470
                                                                    -------------    -------------
              Total deposits                                          147,096,888      145,429,915
  Federal funds purchased and securities sold under
    agreements to repurchase                                            4,126,955        3,179,589
  Advances from Federal Home Loan Bank                                 18,025,219       16,635,590
  Other short-term borrowings                                             466,797          234,319
  Accrued expenses and other liabilities                                  423,466          736,676
  Accrued interest payable                                                538,500          593,353
  Accrued income taxes                                                    140,086           57,919
  Deferred income taxes                                                   510,963          532,706
                                                                    -------------    -------------

              Total Liabilities                                      $171,328,874     $167,400,067
                                                                    -------------    -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,139,336 shares outstanding                          $     13,225     $     13,225
  Additional paid-in capital                                           12,830,398       12,830,398
  Retained earnings - substantially restricted                         11,090,969       10,762,703
  Accumulated other comprehensive income (loss)                          (204,858)        (171,073)
  Unearned ESOP shares                                                   (689,320)        (689,320)
  Unearned RRP shares                                                     (29,666)         (58,434)
  Treasury stock, at cost                                              (2,291,254)      (2,227,192)
                                                                    -------------    -------------

              Total Stockholders' Equity                             $ 20,719,494     $ 20,460,307
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $192,048,368     $187,860,374
                                                                    =============    =============


                   See accompanying Accountant's Review Report
                  and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
INTEREST INCOME
  Loans                                       $ 3,014,104    $ 2,851,214
  Investment securities                           348,233        397,667
  Mortgage-backed securities                       44,371         57,915
  Other interest earning assets                     2,925          3,466
                                              -----------    -----------
            TOTAL INTEREST INCOME               3,409,633      3,310,262
                                              -----------    -----------

INTEREST EXPENSE
  Interest on deposits                          1,537,275      1,337,093
  Interest on FHLB advances                       198,141        307,444
  Interest on other borrowed funds                 38,641         55,059
                                              -----------    -----------
            TOTAL INTEREST EXPENSE              1,774,057      1,699,596
                                              -----------    -----------

            NET INTEREST INCOME                 1,635,576      1,610,666

Provision for loss on loans                        70,000         68,500
                                              -----------    -----------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOSS ON
             LOANS                              1,565,576      1,542,166
                                              -----------    -----------

NON-INTEREST INCOME
  Service charges and other fees                  295,682        217,088
  Gain on sale of securities                         --             --
  Other income                                     37,632         38,093
                                              -----------    -----------
            TOTAL NON-INTEREST INCOME             333,314        255,181
                                              -----------    -----------

NON-INTEREST EXPENSES
  Employee compensation and benefits              658,483        660,886
  Occupancy and equipment expense                 236,502        192,583
  Federal deposit insurance premiums                3,616          7,082
  Gain (loss) on foreclosed real estate           (15,451)         3,131
  Amortization of goodwill                           --           63,472
  Other general and administrative expenses       474,473        498,054
                                              -----------    -----------
            TOTAL NON-INTEREST EXPENSE          1,357,623      1,425,208
                                              -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                 541,267        372,139

            Income tax expense                    127,828         89,517
                                              -----------    -----------

NET INCOME                                    $   413,439    $   282,622
                                              ===========    ===========

Basic earnings per share                      $      0.39    $      0.26
                                              ===========    ===========
Diluted earnings per share                    $      0.37    $      0.26
                                              ===========    ===========



                   See accompanying Accountant's Review Report
                  and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                        --------------------------
                                                           2001            2000
                                                        -----------    -----------

NET INCOME                                              $   413,439    $   282,622
                                                        -----------    -----------
  Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of tax
                                                            (33,785)       (98,257)
                                                        -----------    -----------

  Other comprehensive income
                                                            (33,785)       (98,257)
                                                        -----------    -----------

COMPREHENSIVE INCOME (LOSS)                             $   379,654    $   184,365
                                                        ===========    ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)           $  (204,858)   $(1,377,781)
                                                        ===========    ===========



                   See accompanying Accountant's Review Report
                  and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                     NET UNREALIZED
                                                       ADDITIONAL                    GAIN (LOSS) ON
                                          COMMON         PAID-IN         RETAINED      AVAILABLE FOR
                                           STOCK         CAPITAL         EARNINGS     SALE SECURITIES
                                          -------      -----------     -----------    ---------------
BALANCES AT APRIL 1, 2000              $     13,225   $ 12,829,744    $ 10,062,718    $ (1,279,524)

  Net income for the year
   ended March 31, 2001                        --             --         1,048,245            --
  Dividend paid ($.32 per share)               --             --          (348,260)           --
  ESOP shares earned                           --            4,797            --              --
  RRP shares earned                            --             --              --              --
  RRPshares granted                            --             (450)           --              --
  RRPshares forfeited                          --             (210)           --              --
  Tax expense from RRP                         --           (3,483)           --              --
  Purchased 47,800 treasury shares             --             --              --              --
  Change in unrealized gain                    --             --              --              --
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes
   of $571,019                                 --             --              --         1,108,451
                                       ------------   ------------    ------------    ------------

BALANCES AT MARCH 31, 2001                   13,225     12,830,398      10,762,703        (171,073)

  Net income for the three months
   ended June 30, 2001                         --             --           413,439            --
  Dividend paid ($.08 per share)               --             --           (85,173)           --
  RRP shares earned                            --             --              --              --
  Purchased 5,000 treasury shares              --             --              --              --
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable              --
    deferred income taxes of $17,404           --             --              --           (33,785)
                                       ------------   ------------    ------------    ------------

BALANCES AT JUNE 30, 2001              $     13,225   $ 12,830,398    $ 11,090,969    $   (204,858)
                                       ============   ============    ============    ============


                                          UNEARNED        UNEARNED        TREASURY
                                         ESOP SHARES     RRP SHARES        STOCK          TOTAL
                                         -----------     ----------     -----------     -----------



BALANCES AT APRIL 1, 2000              $   (736,600)   $   (174,146)   $ (1,716,771)   $ 18,998,646

  Net income for the year
   ended March 31, 2001                        --              --              --         1,048,245
  Dividend paid ($.32 per share)               --              --              --          (348,260)
  ESOP shares earned                         47,280            --              --            52,077
  RRP shares earned                            --           117,167            --           117,167
  RRPshares granted                            --            (3,075)          3,525            --
  RRPshares forfeited                          --             1,620          (1,410)           --
  Tax expense from RRP                         --              --              --            (3,483)
  Purchased 47,800 treasury shares             --              --          (512,536)       (512,536)
  Change in unrealized gain                    --              --              --
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes
   of $571,019                                 --              --              --         1,108,451
                                       ------------    ------------    ------------    ------------

BALANCES AT MARCH 31, 2001                 (689,320)        (58,434)     (2,227,192)     20,460,307


  Net income for the three months
   ended June 30, 2001                         --              --              --           413,439
  Dividend paid ($.08 per share)               --              --              --           (85,173)
  RRP shares earned                            --            28,768            --            28,768
  Purchased 5,000 treasury shares              --              --           (64,062)        (64,062)
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    deferred income taxes of $17,404           --              --              --           (33,785)
                                       ------------    ------------    ------------    ------------

BALANCES AT JUNE 30, 2001              $   (689,320)   $    (29,666)   $ (2,291,254)   $ 20,719,494
                                       ============    ============    ============    ============



                   See accompanying Accountant's Review Report
                  and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                         --------
                                                                                               2001                    2000
                                                                                               ----                    ----
OPERATING ACTIVITIES
  Net Income                                                                                $   413,438             $   282,622
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                            124,428                 118,178
       Provision for loss on loans                                                               70,000                  68,500
       Federal Home Loan Bank stock dividends                                                   (25,100)                (22,100)
       Deferred income tax expense (benefit)                                                          -                  (1,913)
       Amortization and accretion of invesment
         securities premiums and discounts, net                                                  35,412                   6,584
       RRP shares earned                                                                         28,768                  28,900
       Amortization of goodwill                                                                       -                  63,472
  Decrease (increase) in:
       Accrued interest receivable                                                              (88,225)               (119,511)
       Other assets                                                                             (12,310)                327,787
  Increase (decrease) in:
       Accrued interest payable                                                                 (54,853)                (13,552)
       Accrued income taxes                                                                      82,167                 (31,661)
       Accounts payable and accrued expenses                                                   (313,210)                 (1,968)
                                                                                        ----------------        ----------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                         260,515                 705,338
                                                                                        ----------------        ----------------

INVESTING ACTIVITIES
  Mortgage-backed securities:
       Principal payments                                                                       400,578                  61,473
  Redemption of Federal Reserve Bank Stock                                                            -                  74,150
  Purchase of Federal Home Loan Bank Stock                                                            -                 (92,600)
  Loan originations and principal payments, net                                              (5,658,958)             (4,697,064)
  Proceeds from sale of foreclosed real estate                                                  120,000                       -
  Purchased software                                                                             (1,747)                 (3,498)
  Purchased premises and equipment                                                              (64,404)                (82,714)
                                                                                        ----------------        ----------------
              NET CASH USED BY INVESTING ACTIVITIES                                          (5,204,531)             (4,740,253)
                                                                                        ----------------        ----------------

FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                      $  1,666,973            $   (808,010)
  Net proceeds from FHLB borrowings                                                           1,389,629               4,475,301
  Increase in federal funds purchased and securities sold
    under agreements to repurchase                                                              947,366                  72,394
  Net increase in short-term borrowings                                                         232,478                 431,552
  Purchase of treasury stock                                                                    (64,062)               (163,976)
  Dividends paid                                                                                (85,173)                (92,296)
                                                                                        ----------------        ----------------
              NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                4,087,211               3,914,965
                                                                                        ----------------        ----------------

Increase (decrease) in cash and cash equivalents                                               (856,805)               (119,950)
Cash and cash equivalent at beginning of period                                               5,606,391               5,253,521
                                                                                        ----------------        ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  4,749,586            $  5,133,571
                                                                                        ================        ================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
  CASH PAID DURING THE PERIOD FOR:
                Interest on deposits and borrowings                                         $   508,530             $   550,759
                Taxes                                                                       $    50,000             $   123,091
              Assets acquired in settlement of loans                                        $   172,971             $         -
              Net unrealized loss on securities available for sale                          $   (33,785)            $   (98,257)


See accompanying Accountant's Review Report and notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      PRINCIPLES OF CONSOLIDATION
         The financial statements for 2001 are presented for Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. The consolidated balance sheets for June 30, 2001 and March 31, 2001 are for the Company and Classic Bank. The consolidated statements of income include the operations of the Company and Classic Bank for the three months ended June 30, 2001.

         On March 16, 2001, the Company merged its two subsidiaries, Classic Bank and The First National Bank of Paintsville ("First National") with Classic Bank as the surviving institution. The financial statements for 2000 are presented for the Company, Classic Bank and First National. The consolidated statements of income include the operation of the Company, Classic Bank and First National for the three months ended June 30, 2000.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 2001, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002.

         Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2001.

(3)      EARNINGS PER SHARE
         Earnings per share are presented pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

         Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plans and recognition and retention plan.

         The weighted average number of shares used in the basic earnings per share computations was 1,065,508 and 1,088,744 for the three-month periods ended June 30, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,108,700 and 1,096,746 for the three-month periods ended June 30, 2001 and 2000, respectively.

         Options to purchase 181,750 shares of common stock were outstanding at June 30, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 168,452 shares of common stock were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4)      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
         In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after they have been initially recognized in the financial statements. This Statement provides specific guidance for testing goodwill for impairment. This Statement specifically relates to the Company in that it changes the accounting for goodwill that the Company currently has on its balance sheet. The Statement outlines that goodwill should not be amortized but should be tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The annual goodwill impairment test may be performed any time during the fiscal year provided the test is performed at the same time every year.

         The Statement is effective for fiscal years beginning after December 15, 2001. However, early application is permitted for entities with fiscal years beginning after March 15, 2001. An entity has six months from the date it initially applies this statement to complete the impairment test. The Company adopted Statement No. 142 effective April 1, 2001, the beginning of the Company's fiscal year. As a result of the adoption of Statement No. 142, the Company will discontinue the amortization of its goodwill and will only record impairment losses if deemed necessary in future periods. The impact of the adoption of Statement No. 142 on net income for the Company is as follows:



                                                        FOR THE 3 MONTHS ENDED JUNE 30,
                                                        -------------------------------
($000s except for earnings per share amounts)                  2001          2000
                                                               ----          ----
Reported net income                                            $413          $283
Add back:  Goodwill amortization                                  -            63
                                                               ----          ----
Adjusted net income                                            $413          $346
                                                               ----          ----

BASIC EARNINGS PER SHARE:
    Reported net income                                        $.39          $.26
    Goodwill amortization                                         -           .06
                                                               ----          ----
    Adjusted net income                                        $.39          $.32
                                                               ----          ----

DILUTED EARNINGS PER SHARE:
    Reported net income                                        $.37          $.26
    Goodwill amortization                                         -           .06
                                                               ----          ----
    Adjusted net income                                        $.37          $.32
                                                               ----          ----


(5)      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The loan is for a term of twenty-five years. The Company's subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $16,414 and $12,881 for the three months ended June 30, 2001 and 2000, respectively. As of June 31, 2001, the Company considered 63,844 shares as unearned ESOP shares with a fair value of $927,015.

(6)      STOCK OPTION AND INCENTIVE PLAN AND RECOGNITION AND RETENTION PLAN
         On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,300 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 1,026 shares at $13.75 per share, options on 200 shares at $13.625 per share and options on 450 shares at $12.313 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,536 shares. At the end of the quarter, all of the stock options had been granted and 364 RRP shares remain ungranted. Ungranted RRP shares are included in treasury stock at cost.

         On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share, options on 5,550 shares at $14.988 per share, options on 24,000 shares at $11.275 per share and options on 14,350 shares at $13.544 per share. The Company had forfeitures on 600 shares during the quarter. Therefore, 600 stock options under this plan remain ungranted.

(7)      CASH DIVIDEND
         On July 23, 2001, the Board declared a cash dividend of $.08 per share payable on August 20, 2001 to shareholders of record on August 6, 2001.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's total assets increased $4.1 million from $187.9 million at March 31, 2001 to $192.0 million at June 30, 2001. The increase was due primarily to an increase in loans of $5.4 million offset by a decrease in cash and cash equivalents of approximately $900,000 and a decrease in mortgage-backed securities of approximately $400,000.

         Net loans receivable increased $5.4 million from $138.9 million at March 31, 2001 to $144.3 million at June 30, 2001. Consistent with the Company's strategic plan, the growth in loans was primarily in the areas of commercial business and consumer loans. Commercial business loans increased approximately $4.5 million and consumer loans increased approximately $2.7 million offset by a decrease in 1-4 family mortgage loans of approximately $2.1 million.

         Mortgage-backed securities decreased approximately $400,000 from $3.4 million at March 31, 2001 to $3.0 million at June 30, 2001. The decrease was primarily the result of principal repayments during the period.

         Net deposits increased $1.7 million from $145.4 million at March 31, 2001 to $147.1 million at June 30, 2001. Non-interest bearing demand deposits increased approximately $700,000, savings, NOW and money market accounts increased approximately $800,000 and other time deposits consisting primarily of certificates of deposit increased approximately $200,000. The Company also utilized Federal Home Loan Bank advances, which increased $1.4 million from $16.6 million at March 31, 2001 to $18.0 million at June 30, 200, to fund loan demand. The advances are short-term, variable rate advances with an average term of 90 days. The Company continues to utilize FHLB borrowing as a cheaper source of funding due to the continual high rates paid on deposits within the Company's market area.

         Total stockholders' equity was $20.5 million at March 31, 2001 compared to $20.7 million at June 30, 2001. The increase was due to net income recorded for the period partially offset by a decrease in the value of available for sale securities, the purchase of treasury stock and cash dividends paid.

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

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

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

         The Company reported net income of $413,000 for the three months ended June 30, 2001 compared to net income of $283,000 for the three months ended June 30, 2000. The increase in income of $130,000 between the two periods was primarily the result of an increase in net interest income of $25,000, an increase in non-interest income of $78,000 and a decrease in non-interest expenses of $67,000 partially offset by an increase in provision for loss on loans of $2,000, and an increase in income taxes of $38,000.

         INTEREST INCOME. Total interest income increased $99,000 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in interest income for the three-month period resulted primarily from an increase in the average balance of interest-earning assets of $10.0 million from $162.6 million for the three months ended June 30, 2000 to $172.6 million for the three months ended June 30, 2001. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans. The average yield on interest-earning assets was 8.1% for the three months ended June 30, 2001 compared to 8.4% for the three months ended June 30, 2000. The decrease in the yield on interest-earning assets was due to a decrease in market interest rates between the two periods. Tax equivalent adjustments were made to the yield.

         INTEREST EXPENSE. Interest expense increased $74,000 for the three months ended June 30, 2001 as compared to the same period in 2000. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $8.3 million from $142.7 million for the three months ended June 30, 2000 to $151.0 million for the three months ended June 30, 2001. The increase in these balances is the result of an increase in the average balance of interest-bearing transaction accounts of $5.8 million and an increase in certificate of deposit accounts of $5.4 million offset by a decrease in the average balance of FHLB and other borrowings of $2.6 million. The average rate paid on interest-bearing liabilities was 4.7% for the three months ended June 30, 2001 compared to 4.8% for the three months ended June 30, 2000. Rates paid on deposits within the Company's market area remain high despite the decrease in general interest rates.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $70,000 for the three months ended June 30, 2001 compared to $68,000 for the three months ended June 30, 2000 based on management's overall assessment of the loan portfolio. The provision recorded for the three-month period was based on management's evaluation of the Company's current portfolio including factors such as the increase in non-residential loans and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $78,000 for the three months ended June 30, 2001 compared to the same period in 2000. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $78,000. The increase in service charges and other fees on deposits for the three-month period is the result of an increased core deposit base and a stringent policy with regard to the waiving of service charges and fees.

         NON-INTEREST EXPENSE. Non-interest expenses decreased $67,000 for the three months ended June 31, 2001 compared to the same period in 2000. Non-interest expenses decreased for the three-month period due to a decrease in employee compensation and benefits of $2,000, a decrease in FDIC premiums of $3,000, an increase in the gain reported on the sale of foreclosed real estate of $19,000, a decrease in the amortization of goodwill of $63,000, a decrease in stationary, printing and supplies of $22,000, and a reduction in other general and administrative expenses of $2,000 offset by an increase in occupancy and equipment expense of $44,000.

         Employee compensation and benefits decreased primarily due to a reduction in employees as a result of the consolidation of the Company's subsidiaries in March 2001 offset by an increase in ESOP expense of $4,000 due to an increase in the average market value of the Company's stock. Amortization of goodwill was eliminated due to the implementation of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles. The statement was applied effective April 1, 2001 and resulted in the discontinuance of the amortization of goodwill. Occupancy and equipment expense increased due primarily to the opening of an additional branch office in the Paintsville market, which opened in March 2001.

         INCOME TAX EXPENSE. Income tax expense increased $38,000 for the three months ended June 30, 2001 primarily due to an increase in income before income taxes for each period.

         NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 2001 was $1.5 million or 1.0% of the total loans. The March 31, 2001 allowance for loan loss was $1.4 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $70,000 for the three-month period, and had net charge-offs of $22,000 for the three-month period. The allowance for loan losses at June 30, 2001 was allocated as follows: $230,000 to one-to-four family real estate loans, $102,000 to commercial real estate, $36,000 to commercial business loans, $28,000 to consumer loans and $1.1 million remained unallocated.

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


                                                                JUNE 30, 2001             MARCH 31, 2001
                                                                -------------             --------------
                                                                         (Dollars in Thousands)
Non-Accruing Loans ..........................................       $   554                    $  662
Accruing Loans Delinquent 90 Days or More....................           150                       124
Foreclosed Assets ...........................................           216                       228
                                                                    -------                    ------
Total Non-Performing Assets .................................       $   920                    $1,014
Total Non-Performing Assets as a
         Percentage of Total Assets .........................           .5%                       .5%


         Total non-performing assets decreased $94,000 from March 31, 2001 to June 30, 2001 due to management's strategic focus on maintaining asset quality and adhering to stringent underwriting standards. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of June 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2001 and March 31, 2001, cash and cash equivalents totaled $4.7 million and $5.6 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 2001 maturing within one year total $68.9 million.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 2001, the Company had $18.0 million in borrowings outstanding with the FHLB.

         At June 30, 2001, the Company had outstanding commitments to originate loans of $13.4 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of June 30, 2001, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 2001, Classic Bank was in compliance with its capital requirements.

                                                   REGULATORY                       ACTUAL CAPITAL
                                               CAPITAL REQUIREMENT                   CLASSIC BANK
                                               -------------------                  --------------
                                            AMOUNT            PERCENT            AMOUNT         PERCENT
                                            ------            -------            ------         -------
                                                                (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)        $10,936            8.0%             $15,240          11.1%
         Tier 1 Capital
           (to Adjusted Total Assets)         7,362            4.0               13,785           7.5


         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallel the capital requirements for FDIC insured banks. The following table summarizes, as of June 30, 2001, the capital requirements applicable to the Company and its actual capital ratios. As of June 30, 2001, the Company was in compliance with its capital requirements.

                                                   REGULATORY                       ACTUAL CAPITAL
                                               CAPITAL REQUIREMENT             CLASSIC BANCSHARES, INC.
                                               -------------------             ------------------------
                                            AMOUNT            PERCENT            AMOUNT         PERCENT
                                            ------            -------            ------         -------
                                                                (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)       $10,981              8.0%             $16,825         12.3%
         Tier 1 Capital
           (to Adjusted Total Assets)        7,419              4.0               15,370          8.3


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


                                                   CLASSIC BANCSHARES, INC.
                                                   REGISTRANT



Date:         August 13, 2001                      /s/ David B. Barbour
              ------------------------             -------------------------------------------------------------
                                                   David B. Barbour, President, Chief Executive Officer
                                                   and Director (Duly Authorized Officer)





Date:         August 13, 2001                      /s/ Lisah M. Frazier
              ------------------------             -------------------------------------------------------------
                                                   Lisah M. Frazier, Chief Operating Officer, Treasurer and
                                                   Chief Financial Officer (Principal Financial Officer)



                                INDEX TO EXHIBITS

   Exhibit
   Number
   -------
     28                 Accountant's Review Report