Form 10QSB
period 2001-09-30
CLASSIC BANCSHARES INC
filed 2001-11-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for suchshorter period that the registrant was required to file such reports), and (2) has been subject to suchfiling requirements for the past 90 days.            Yes ☒   No ☐

                As of November 8, 2001, there were 1,322,500 shares of the Registrant's common stock issued and 1,120,336 outstanding.

                Transitional Small Disclosure (check one):      Yes ☐    No ☒

CLASSIC BANCSHARES, INC.

CLASSIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2001	2001
	(Unaudited)
ASSETS
Cash and due from bank	$6,117,759	$5,555,900
Federal funds sold	-	50,491
Securities available for sale	25,718,204	24,794,369
Mortgage-backed and related securities available for sale	2,861,452	3,444,603
Loans receivable, net	147,075,317	138,861,807
Real estate acquired in the settlement of loans	240,691	210,745
Accrued interest receivable	1,210,915	1,187,242
Federal Home Loan Bank and Federal Reserve Bank stock	1,444,100	1,394,000
Premises and equipment, net	5,499,108	5,620,934
Cost in excess of fair value of net assets acquired (goodwill),net of accumulated amortization	5,554,549	5,554,549
Other assets	1,058,480	1,185,734

TOTAL ASSETS	$196,780,575	$187,860,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest bearing demand deposits	$17,840,700	$17,186,398
Savings, NOW, and money market demand deposits	49,706,637	48,805,047
Other time deposits	80,625,605	79,438,470
Total deposits	148,172,942	145,429,915
Federal funds purchased and securities sold underagreements to repurchase	4,497,076	3,179,589
Advances from Federal Home Loan Bank	20,714,673	16,635,590
Other short-term borrowings	455,707	234,319
Accrued expenses and other liabilities	499,738	736,676
Accrued interest payable	503,141	593,353
Accrued income taxes	49,801	57,919
Deferred income taxes	651,880	532,706

Total Liabilities	$175,544,958	$167,400,067

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value, 1,322,500 sharesissued and 1,120,336 shares outstanding	$13,225	$13,225
Additional paid-in capital	12,830,398	12,830,398
Retained earnings - substantially restricted	11,548,394	10,762,703
Accumulated other comprehensive income (loss)	54,479	(171,073)
Unearned ESOP shares	(689,320)	(689,320)
Unearned RRP shares	(17,708)	(58,434)
Treasury stock, at cost	(2,503,851)	(2,227,192)

Total Stockholders' Equity	$21,235,617	$20,460,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,780,575	$187,860,374

See accompanying Accountant's Review Report and notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
INTEREST INCOME
Loans	$3,083,549	$2,971,105	$6,097,653	$5,822,318
Investment securities	344,400	397,298	692,633	794,965
Mortgage-backed securities	45,756	58,859	90,127	116,774
Other interest earning assets	3,479	4,972	6,404	8,437
Total Interest Income	3,477,184	3,432,234	6,886,817	6,742,494

INTEREST EXPENSE
Interest on deposits	1,419,955	1,477,289	2,957,229	2,814,383
Interest on FHLB Advances	184,595	313,366	382,735	620,810
Interest on other borrowed funds	37,454	61,265	76,095	116,324
Total Interest Expense	1,642,004	1,851,920	3,416,059	3,551,517

Net Interest Income	1,835,180	1,580,314	3,470,758	3,190,977

Provision for loss on loans	70,500	55,000	140,500	123,500

Net interest income after provision for loss on loans	1,764,680	1,525,314	3,330,258	3,067,477

NON-INTEREST INCOME
Service charges and other fees	292,984	220,166	588,666	437,254
Gain on sale of securities available for sale	775	-	775	-
Other income	51,215	35,504	88,847	73,598
Total Non-Interest Income	344,974	255,670	678,288	510,852

NON-INTEREST EXPENSES
Employee compensation and benefits	673,870	646,464	1,332,353	1,307,350
Occupancy and equipment expense	238,913	218,449	475,415	411,033
Federal deposit insurance premiums	3,170	6,924	6,785	14,006
Loss (gain) on foreclosed real estate	6,185	2,457	(9,266)	5,588
Amortization of goodwill	-	63,810	-	127,282
Other general and administrative expenses	451,684	463,060	926,161	961,111
Total Non-Interest Expense	1,373,822	1,401,164	2,731,448	2,826,370

INCOME BEFORE INCOME TAXES	735,832	379,820	1,277,098	751,959

Income tax expense	191,937	84,919	319,765	174,436

NET INCOME	543,895	294,901	957,333	577,523

Basic earnings per share	$0.51	$0.27	$0.90	$0.53
Diluted earnings per share	$0.50	$0.27	$0.88	$0.53

See accompanying Accountant's Review Report and notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

Net Income	$543,895	$294,901	$957,333	$577,523
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax	259,848	473,783	226,063	375,526

Reclassification adjustments for realized gains (losses) included in earnings, net of tax	(511)	-	(511)	-

Other comprehensive income	259,337	473,783	225,552	375,526

Comprehensive Income (Loss)	$803,232	$768,684	$1,182,885	$953,049

Accumulated Other Comprehensive Income	$54,479	$(903,998)	$54,479	$(903,998)

See accompanying Accountant's Review Report and notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NET UNREALIZED GAIN (LOSS) ON AVAILABLE FOR SALE SECURITIES	UNEARNED ESOP SHARES	UNEARNED RRP SHARES	TREASURY STOCK	TOTAL

Balances at April 1, 2000	$13,225	$12,829,744	$10,062,718	$(1,279,524)	$(736,600)	$(174,146)	$(1,716,771)	$18,998,646
Net income for the year ended March 31, 2001	-	-	1,048,245	-	-	-	-	1,048,245
Dividend paid ($.32 per share)	-	-	(348,260)	-	-	-	-	(348,260)
ESOP shares earned	-	4,797	-	-	47,280	-	-	52,077
RRP shares earned	-	-	-	-	-	117,167	-	117,167
RRPshares granted	-	(450)	-	-	-	(3,075)	3,525	-
RRPshares forfeited	-	(210)	-	-	-	1,620	(1,410)	-
Tax expense from RRP	-	(3,483)	-	-	-	-	-	(3,483)
Purchased 47,800 treasury shares	-	-	-	-	-	-	(512,536)	(512,536)
Change in unrealized gain (loss) on available for sale securities, net of applicable deferred income taxes of $571,019	--	--	--	1,108,451	--	--	--	-1,108,451

Balances at March 31, 2001	13,225	12,830,398	10,762,703	(171,073)	(689,320)	(58,434)	(2,227,192)	20,460,307

Net income for the six months ended September 30, 2001	-	-	957,333	-	-	-	-	957,333
Dividend paid ($.08 per share)	-	-	(171,642)	-	-	-	-	(171,642)
RRP shares earned	-	-	-	-	-	40,726	-	40,726
Purchased 19,800 treasury shares	-	-	-	-	-	-	(276,659)	(276,659)
Change in unrealized gain (loss) on available for sale securities, net of applicable deferred income taxes of $116,193	--	-	-	225,552	-	-	-	225,552

Balances at September 30, 2001	$13,225	$12,830,398	$11,548,394	$54,479	$(689,320)	$(17,708)	$(2,503,851)	$21,235,617

See accompanying Accountant's Review Report and notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
OPERATING ACTIVITIES
Net Income	$957,333	$577,523
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	250,971	253,355
Provision for loss on loans	140,500	123,500
Gain on sale of securities available for sale	(775)	-
Gain on sale of foreclosed real estate	(11,527)	273
Federal Home Loan Bank stock dividends	(50,100)	(46,000)
Deferred income tax (benefit) expense	2,981	(7,332)
Amortization and accretion of invesment securities premiums and discounts, net	77,557	11,592
RRP shares earned	41,213	57,999
Amortization of goodwill	-	127,282
Decrease (increase) in:
Accrued interest receivable	(23,673)	(149,518)
Other assets	112,846	458,055
Increase (decrease) in:
Accrued interest payable	(90,212)	(4,453)
Accrued income taxes	(8,118)	58,677
Accounts payable and accrued expenses	(236,938)	56,898
Net cash provided by operating activities	1,162,058	1,517,851

INVESTING ACTIVITIES
Securities:
Proceeds from sale, maturities or calls	617,300	45,000
Purchased	(1,348,223)	-
Mortgage-backed securities:
Principal payments	642,708	168,414
Redemption of Federal Reserve Bank Stock	-	86,200
Purchase of Federal Home Loan Bank Stock	-	(92,600)
Loan originations and principal payments, net	(8,580,271)	(6,878,562)
Proceeds from sale of foreclosed real estate	224,284	34,547
Purchases of software	(1,747)	(3,498)
Purchases of premises and equipment	(117,425)	(173,345)
Net cash used by investing activities	(8,563,374)	(6,813,844)

FINANCING ACTIVITIES
Net increase in deposits	$2,743,027	$5,084,988
Net proceeds (repayments) from FHLB borrowings	4,079,083	(19,562)
Increase in federal funds purchased and securities sold under agreements to repurchase	1,317,487	525,437
Net increase in short-term borrowings	221,388	82,620
Purchase of treasury stock	(276,659)	(278,245)
Dividends paid	(171,642)	(179,685)
Net cash (used) provided by financing activities	7,912,684	5,215,553

Increase (decrease) in cash and cash equivalents	511,368	(80,440)
Cash and cash equivalent at beginning of period	5,606,391	5,253,521

Cash and cash equivalents at end of period	$6,117,759	$5,173,081

Additional cash flows and supplementary information
Cash paid during the period for:
Interest on deposits and borrowings	$983,257	$1,161,998
Taxes	$324,902	$123,091
Assets acquired in settlement of loans	$242,472	$-
Net unrealized loss on securities available for sale	$225,552	$375,526

See accompanying Accountant's Review Report and notes to consolidated financial statements.

CLASSIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Principles of Consolidation

The financial statements for 2001 are presented for Classic Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Classic Bank.  The consolidated balance sheets for September 30, 2001 and March 31, 2001 are for the Company and Classic Bank.  The consolidated statements of income include the operations of the Company and Classic Bank for the three and six months ended September 30, 2001.

                On March 16, 2001, the Company merged its two subsidiaries, Classic Bank and The First National Bank of Paintsville (“First National”) with Classic Bank as the surviving institution.  The financial statements for 2000 are presented for the Company, Classic Bank and First National.  The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and six months ended September 30, 2000.

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

                In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 2001, and the results of operations for all interim periods presented.  Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002.

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

(3)           Earnings per Share

                Earnings per share are presented pursuant to the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the respective periods.

Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company’s stock option plans and recognition and retention plan.

                The weighted average number of shares used in the basic earnings per share computations was 1,061,039 and 1,082,116 for the three-month periods ended September 30, 2001 and 2000, respectively and 1,060,440 and 1,085,412 for the six-month periods ended September 30, 2001 and 2000, respectively.  The weighted average number of shares used in the diluted earnings per share computations was 1,093,560 and 1,083,779 for the three-month periods ended September 30, 2001 and 2000, respectively and 1,092,961 and 1,087,075 for the six-month periods ended September 30, 2001 and 2000.

                Options to purchase 180,750 shares of common stock were outstanding at September 30, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.  Options to purchase 168,000 shares of common stock were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

                The Statement is effective for fiscal years beginning after December 15, 2001.  However, early application is permitted for entities with fiscal years beginning after March 15, 2001.  An entity has six months from the date it initially applies this statement to complete the impairment test.  The Company adopted Statement No. 142 effective April 1, 2001, the beginning of the Company’s fiscal year.  As a result of the adoption of Statement No. 142, the Company will discontinue the amortization of its goodwill and will only record impairment losses if deemed necessary in future periods.  The impact of the adoption of Statement No. 142 on net income for the Company is as follows:

	For the 3 Months Ended September 30,
($000s except for earnings per share amounts)	2001	2000

Reported net income	$544	$295
Add back: Goodwill amortization	-	64
Adjusted net income	$544	$359

Basic earnings per share:
Reported net income	$.51	$.27
Goodwill amortization	-	.06
Adjusted net income	$.51	$.33

Diluted earnings per share:
Reported net income	$.50	$.27
Goodwill amortization	-	.06
Adjusted net income	$.50	$.33

	For the 6 Months Ended September 30,
($000s except for earnings per share amounts)	2001	2000

Reported net income	$957	$578
Add back: Goodwill amortization	-	127
Adjusted net income	$957	$705

Basic earnings per share:
Reported net income	$.90	$.53
Goodwill amortization	-	.12
Adjusted net income	$.90	$.65

Diluted earnings per share:
Reported net income	$.88	$.53
Goodwill amortization	-	.12
Adjusted net income	$.88	$.65

(5)           Employee Stock Ownership Plan (ESOP)

                The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees.  The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion.  The loan is for a term of twenty-five years.  The Company’s subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt.  Shares are allocated to participants’ accounts under the shares allocated method.  The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders’ equity.  Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released.  Furthermore, ESOP shares that have not been committed to be released are not considered outstanding.  The expense under the ESOP was $16,414 and $11,973 for the three months ended September 30, 2001 and 2000, respectively and $32,447 and 24,854 for the six months ended September 30, 2001.  As of September 30, 2001, the Company considered 68,932 shares as unearned ESOP shares with a fair value of $866,475.

(6)           Stock Option and Incentive Plan and Recognition and Retention Plan

                On July 29, 1996, the shareholders of the Company ratified the adoption of the Company’s 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan (“RRP”).  Pursuant to the Stock Option Plan, 132,250 shares of the Company’s common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,300 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 626 shares at $13.75 per share, options on 200 shares at $13.625 per share and options on 450 shares at $12.313 per share.  Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company’s common stock are reserved for issuance, of which the Company has granted awards on 52,536 shares.  At the end of the quarter, 400 of the stock options remain ungranted due to forfeitures and 364 RRP shares remain ungranted.  Ungranted RRP shares are included in treasury stock at cost.

                On July 27, 1998, the shareholders of the Company ratified the adoption of the Company’s 1998 Premium Price Stock Option Plan.  Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company’s common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share, options on 5,550 shares at $14.988 per share, options on 24,000 shares at $11.275 per share and options on 14,350 shares at $13.544 per share.  The Company had forfeitures on 500 shares during the quarter.  Therefore, 1,100 stock options under this plan remain ungranted.

                On August 13, 2001, the shareholders of the Company ratified the adoption of the Company’s 2001 Premium Price Stock Option Plan.  Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company’s common stock is reserved for issuance.  No stock options have been granted under the plan.

(7)           Cash Dividend

                On October 15, 2001, the Board declared a cash dividend of $.08 per share payable on November 12, 2001 to shareholders of record on October 29, 2001.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

                The Company’s total assets increased $8.9 million from $187.9 million at March 31, 2001 to $196.8 million at September 30, 2001.  The increase was due primarily to an increase in loans of $8.2 million, an increase in cash and cash equivalents of approximately $500,000, an increase in investment securities of $900,000 offset by a decrease in mortgage-backed securities of approximately $500,000 and a decrease in other assets of $200,000.

                Net loans receivable increased $8.2 million from $138.9 million at March 31, 2001 to $147.1 million at September 30, 2001.  Consistent with the Company’s strategic plan, the growth in loans was primarily in the areas of commercial business and consumer loans.  Consumer loans increased approximately $3.2 million, commercial business loans increased approximately $3.1 million, 1-4 family mortgage loans increased approximately $1.1 million and commercial real estate loans increased approximately $800,000.

                Investment securities increased approximately $900,000 from $24.8 million at March 31, 2001 to $25.7 million at September 30, 2001 primarily due to purchases of  $1.3 million and an increase in the market value of these available for sale securities offset by sales and calls of approximately $600,000.  Mortgage-backed securities decreased approximately $500,000 from $3.4 million at March 31, 2001 to $2.9 million at September 30, 2001.  The decrease was primarily the result of principal repayments during the period.

                Net deposits increased $2.8 million from $145.4 million at March 31, 2001 to $148.2 million at September 30, 2001.  Non-interest bearing demand deposits increased approximately $700,000, savings, NOW and money market accounts increased approximately $900,000 and other time deposits consisting primarily of certificates of deposit increased approximately $1.2 million.  The Company also utilized Federal Home Loan Bank advances, which increased $4.1 million from $16.6 million at March 31, 2001 to $20.7 million at September 30, 2001, to fund loan growth.  The advances are primarily short-term, variable rate advances with an average term of 90 days.

                Total stockholders’ equity was $20.5 million at March 31, 2001 compared to $21.2 million at September 30, 2001.  The increase was due to net income recorded for the period and an increase in the market value of available for sale securities partially offset by the purchase of treasury stock and cash dividends paid.

Forward-Looking Statements

                When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                General.  The Company’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company’s interest-bearing liabilities, primarily deposits and borrowings.  Results of operations are also dependent upon the level of the Company’s non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

                The Company reported net income of $544,000 for the three months ended September 30, 2001 compared to net income of $295,000 for the three months ended September 30, 2000.  The increase in income of $249,000 between the two periods was primarily the result of an increase in net interest income of $255,000, an increase in non-interest income of $89,000 and a decrease in non-interest expenses of $27,000 partially offset by an increase in provision for loss on loans of $15,000, and an increase in income taxes of $107,000.

                The Company reported net income of $957,000 for the six months ended September 30, 2001 compared to net income of $578,000 for the six months ended September 30, 2000.  The increase in income of $379,000 between the two periods was primarily the result of an increase in net interest income of $280,000, an increase in non-interest income of $167,000 and a decrease in non-interest expenses of $95,000 partially offset by an increase in provision for loss on loans of $17,000, and an increase in income taxes of $146,000.

                Interest Income.  Total interest income increased $45,000 and $145,000 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000.  The increase in interest income for the three and six-month periods was due to an increase in the average balance of interest-earning assets partially offset by a decrease in the yield earned on interest-earning assets.  The average balance of interest-earning assets increased $12.3 million for the three-month period from $164.3 million for the three months ended September 30, 2000 to $176.6 million for the three months ended September 30, 2001.  The average balance of interest-earning assets increased $11.1 million for the six-month period from $163.5 million for the six months ended September 30, 2000 to $174.6 million for the six months ended September 30, 2001.   The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans.

The average yield on interest-earning assets decreased to 8.1% for the three and six months ended September 30, 2001 compared to 8.6% and 8.5% for the three and six months ended September 30, 2000.  The decrease in the yield on interest-earning assets was due to a decline in interest rates during the period.  Tax equivalent adjustments were made to the yield.

                Interest Expense.  Interest expense decreased $210,000 and $135,000 for the three and six months ended September 30, 2001 as compared to the same period in 2000.  Interest expense decreased for the periods primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities.  The average rate paid on interest-bearing liabilities was 4.3% and 4.5% for the three and six months ended September 30, 2001 compared to 5.1% and 5.0% for the three and six months ended September 30, 2001.  The decrease in the average rate paid on interest-bearing liabilities was due to a significant decline in interest rates in the past six months.  The Company’s FHLB borrowings are primarily variable rate borrowings that reprice daily and a significant portion of the Company’s other interest-bearing liabilities, primarily certificates of deposit have repriced since rates have declined.

The average balance of interest-bearing liabilities increased $8.3 million for the three and six months ended September 30, 2001 from $143.9 million and $143.3 million for the three months and six months ended September 30, 2000 to $152.2 million and $151.6 million for the three and six months ended June 30, 2001.  The increase in these balances is the result of an increase in the average balance of interest-bearing transaction accounts and an increase in the average balance of certificate of deposit accounts.

                Provision for Loan Losses.  The Company’s provision for loan losses totaled $71,000 and $141,000 for the three and six months ended September 30, 2001 compared to $55,000 and $124,000 for the three and six months ended September 30, 2000 based on management’s overall assessment of the loan portfolio.  The provision recorded for the three and six-month period was based on management’s evaluation of the Company’s current portfolio including factors such as the quality of the portfolio, the increase in non-residential loans and overall growth in the loan portfolio.  Management continually monitors the Company’s allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates.  Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

                Non-interest Income.  Non-interest income increased approximately $89,000 and $167,000 for the three and six months ended September 30, 2001 compared to the same period in 2000.  The increase for the three and six-month period is primarily the result of an increase in service charges and other fees on deposits of $73,000 and $151,000, respectively.  The increase in service charges and other fees on deposits for the three and six-month period is the result of an increased core deposit base and a focus on fee preservation through a stringent waiver policy.

                Non-interest income also increased due an increase in other income of $16,000 and $15,000 for the three and six months ended September 30, 2001.  The increase is due to increased fees earned on the origination of secondary market loans and an increase in commissions earned on credit life and accident and health insurance sold in connection with the origination of consumer loans.

                Non-interest Expense.  Non-interest expenses decreased $27,000 and $95,000 for the three and six months ended September 30, 2001 compared to the same period in 2000.  Non-interest expenses decreased $27,000 for the three-month period due to a decrease in professional fees of $10,000, a decrease in FDIC premiums of $4,000, a decrease in the amortization of goodwill of $64,000 partially offset by an increase in employee compensation and benefits of $27,000, an increase in occupancy and equipment expense of $20,000 and an increase in the loss on foreclosed real estate of $4,000.

                Non-interest expenses decreased $95,000 for the six-month period due to a decrease in stationary, printing and supplies of $21,000, a reduction in professional fees of $14,000, a decrease in FDIC premiums of $7,000, a decrease in the amortization of goodwill of $127,000 and an increase in the gain on foreclosed real estate of $15,000 offset by an increase in employee compensation and benefits of $25,000 and an increase in occupancy and equipment expense of $64,000.

Employee compensation and benefits increased primarily due to the implementation of an incentive-based compensation plan that compensates employees based on production levels.  Employee compensation and benefits also increased due to an increase in ESOP expense as a result of an increase in the average market value of the Company’s stock.  Amortization of goodwill was eliminated due to the implementation of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles.  The statement was applied effective April 1, 2001 and resulted in the discontinuance of the amortization of goodwill.  Occupancy and equipment expense increased due primarily to the opening of an additional branch office in the Paintsville market, which opened in March 2001.

Income Tax Expense.  Income tax expense increased $107,000 and $146,000 for the three and six months ended September 30, 2001 primarily due to an increase in income before income taxes for each period.

                Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company’s loans.  Management considers such factors as the payment status of a loan, the borrower’s ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower’s repayment ability and the Company’s historical charge-offs.  The Company’s allowance for loan losses as of September 30, 2001 was $1.5 million or 1.0% of the total loans.  The March 31, 2001 allowance for loan loss was $1.4 million, or 1.0% of total loans.  The Company recorded a provision for loan losses of $141,000 for the six-month period, and had net charge-offs of $71,000 for the six-month period.  The allowance for loan losses at September 30, 2001 was allocated as follows:  $209,000 to one-to-four family real estate loans, $95,000 to commercial real estate, $29,000 to commercial business loans, $26,000 to consumer loans and $1.1 million remained unallocated.

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

	September 30, 2001	March 31, 2001
	(Dollars in Thousands)
Non-Accruing Loans	$272	$662
Accruing Loans Delinquent 90 Days or More	418	124
Foreclosed Assets	241	228
Total Non-Performing Assets	$931	$1,014
Total Non-Performing Assets as a Percentage of Total Assets	.5%	.5%

                Total non-performing assets decreased $83,000 from March 31, 2001 to September 30, 2001 due to management’s strategic focus on maintaining asset quality and adhering to stringent underwriting standards.  Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

                Other Assets of Concern.  Other than the non-performing assets set forth in the table above, as of September 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

                Liquidity and Capital Resources.  The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company’s operating, financing, and investing activities.  At September 30, 2001 and March 31, 2001, cash and cash equivalents totaled $6.1 million and $5.6 million, respectively.  The Company’s primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances.  While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition.  Certificates of deposit as of September 30, 2001 maturing within one year totaled $70.6 million.

                Liquidity management is both a short- and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program.  Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds.  If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB.  At September 30, 2001, the Company had $20.7 million in borrowings outstanding with the FHLB.

                At September 30, 2001, the Company had outstanding commitments to originate loans of $17.0 million.  The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

                Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the “FDIC”).  The following table summarizes, as of September 30, 2001, the capital requirements applicable to Classic Bank and its actual capital ratios.  As of September 30, 2001, Classic Bank was in compliance with its capital requirements.

	Regulatory		Actual Capital
	Capital Requirement		Classic Bank
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Total Capital(to Risk Weighted Assets)	$11,132	8.0%	$15,379	11.1%
Tier 1 Capital(to Adjusted Total Assets)	7,577	4.0	13,887	7.3

                The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks.  The following table summarizes, as of September 30, 2001, the capital requirements applicable to the Company and its actual capital ratios.  As of September 30, 2001, the Company was in compliance with its capital requirements.

	Regulatory		Actual Capital
	Capital Requirement		Classic Bancshares, Inc.
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Total Capital(to Risk Weighted Assets)	$10,977	8.0%	$17,118	12.5%
Tier 1 Capital(to Adjusted Total Assets)	7,590	4.0	15,626	8.2

Impact of Inflation and Changing Prices

                The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 2.	Changes in Securities
	None.

Item 3.	Defaults Upon Senior Securities
	None.

Item 4.	Submission of Matters to a Vote of Security Holders

     The annual meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held onAugust 13, 2001.  The matters approved by shareholders at the Meeting and the number of votescast for, against or withheld (as well as the number of abstentions) as to each matter are asfollows:

	PROPOSAL		NUMBER OF VOTES
					Broker
			For	Withheld	Non-votes
	Election of the following directorsfor the terms indicated:

	C. Cyrus Reynolds (three years)		825,251	87,697	0
	David B. Barbour (three years)		825,251	87,697	0
	Jeffery P. Lopez, M.D. (three years)		825,251	87,697	0

					Broker
		For	Against	Abstain	Non-votes
	The ratification of the adoption of the Company's 2001 Premium Stock Option Growth Plan	812,224	106,724	4,000	0

	The ratification of the appointment of Smith,Goolsby, Artis & Reams, P.S.C. as the Company's auditors for the fiscal year ending March 31, 2002	921,651	0	1,297	0

	Other Information
	None.

	Exhibits and Reports on Form 8-K
	a.	Exhibits
		Exhibit 27 Financial Data Schedule

	b.	Reports on Form 8-K
		The Registrant filed the following current reports on Form 8-K during the three months endedSeptember 30, 2001:

		Press release, dated August 2, 2001 announcing earnings for the quarter ending June 30, 2001 anddeclaring a cash dividend.

SIGNATURES

                Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLASSIC BANCSHARES, INC.
REGISTRANT

Date:	November 13, 2001	/s/ David B. Barbour
David B. Barbour, President, Chief Executive Officer
and Director (Duly Authorized Officer)

Date:	November 13, 2001	/s/ Lisah M. Frazier
Lisah M. Frazier, Chief Operating Officer, Treasurer and
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number

28	Accountant's Review Report