Form 10KSB40/A
period 2001-03-31
CLASSIC BANCSHARES INC
filed 2002-02-05
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------


                                  FORM 10-KSB/A


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


Ashland, Kentucky                      /s/ SMITH, GOOLSBY, ARTIS & REAMS, P.S.C.

June 15, 2001                          SMITH, GOOLSBY, ARTIS & REAMS, P.S.C.

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