Form 10QSB
period 2001-12-31
CLASSIC BANCSHARES INC
filed 2002-02-14
CIK 1001627

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                ------------------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to ___________


         Commission File Number 0-27170


                                                     CLASSIC BANCSHARES, INC.
---------------------------------------------------------------------------------------------------------------------
                                      (Exact name of registrant as specified in its charter)


                       DELAWARE                                                            61-1289391
---------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification Number)

          344 SEVENTEENTH STREET, ASHLAND, KENTUCKY                                           41101
---------------------------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                                          (ZIP Code)


Registrant's telephone number, including area code:             (606) 326-2801
                                                                --------------


    Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of February 8, 2002, there were 1,322,500 shares of the Registrant's common stock issued and 1,120,336 outstanding.

    Transitional Small Disclosure (check one):         Yes [   ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 (Unaudited)
         and March 31, 2001                                                                  3

         Consolidated Statements of Income for the three and nine months
         ended December 31, 2001 and 2000                                                    4

         Consolidated Statements of Comprehensive Income for the three
         and nine months ended December 31, 2001 and 2000                                    5

         Consolidated Statements of Stockholders' Equity for the nine months
         ended December 31, 2001 (Unaudited) and Year Ended March 31, 2001                   6

         Consolidated Statements of Cash Flows for the nine months ended
         December 31, 2001 and 2000                                                         7-8

         Notes to Consolidated Financial Statements                                         9-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             13-19

PART II. OTHER INFORMATION                                                                   20

         Signatures                                                                          21

         Index to Exhibits                                                                   22


                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,          MARCH 31,
                                                                                         2001                2001
                                                                                         ----                ----
                                                                                     (UNAUDITED)
ASSETS
  Cash and due from bank                                                            $   5,884,649       $   5,555,900
  Federal funds sold                                                                    2,300,000              50,491
  Securities available for sale                                                        25,414,413          24,794,369
  Mortgage-backed and related securities available for sale                             9,766,722           3,444,603
  Loans receivable, net                                                               155,765,972         138,861,807
  Real estate acquired in the settlement of loans                                         271,312             210,745
  Accrued interest receivable                                                           1,282,288           1,187,242
  Federal Home Loan Bank and Federal Reserve Bank stock                                 1,464,100           1,394,000
  Premises and equipment, net                                                           5,425,886           5,620,934
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                                     5,554,549           5,554,549
  Other assets                                                                          1,198,864           1,185,734
                                                                                    -------------       -------------
TOTAL ASSETS                                                                        $ 214,328,755       $ 187,860,374
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                              $  25,360,798       $  17,186,398
  Savings, NOW, and money market demand deposits                                       52,753,333          48,805,047
  Other time deposits                                                                  86,813,915          79,438,470
                                                                                    -------------       -------------
         Total deposits                                                               164,928,046         145,429,915
  Federal funds purchased and securities sold under
    agreements to repurchase                                                            4,707,626           3,179,589
  Advances from Federal Home Loan Bank                                                 21,669,915          16,635,590
  Other short-term borrowings                                                              22,054             234,319
  Accrued expenses and other liabilities                                                  671,994             736,676
  Accrued interest payable                                                                447,719             593,353
  Accrued income taxes                                                                     52,509              57,919
  Deferred income taxes                                                                   451,528             532,706
                                                                                    -------------       -------------
         Total Liabilities                                                          $ 192,951,391       $ 167,400,067
                                                                                    -------------       -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,120,336 shares outstanding                                         $      13,225       $      13,225
  Additional paid-in capital                                                           12,830,398          12,830,398
  Retained earnings - substantially restricted                                         12,087,767          10,762,703
  Accumulated other comprehensive income (loss)                                          (294,419)           (171,073)
  Unearned ESOP shares                                                                   (689,320)           (689,320)
  Unearned RRP shares                                                                     (13,427)            (58,434)
  Treasury stock, at cost                                                              (2,556,860)         (2,227,192)
                                                                                    -------------       -------------
         Total Stockholders' Equity                                                 $  21,377,364       $  20,460,307
                                                                                    -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 214,328,755       $ 187,860,374
                                                                                    =============       =============


             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            DECEMBER 31,                 DECEMBER 31,
                                                                        ------------------           -------------------
                                                                        2001          2000           2001           2000
                                                                        ----          ----           ----           ----
INTEREST INCOME
  Loans                                                             $  2,951,456  $  3,054,509   $  9,049,109     8,876,827
  Investment securities                                                  404,564       394,682      1,097,197     1,189,647
  Mortgage-backed securities                                              63,141        52,968        153,269       169,742
  Other interest earning assets                                            3,632         3,977         10,036        12,414
                                                                    ------------  ------------   ------------  ------------
         TOTAL INTEREST INCOME                                         3,422,793     3,506,136     10,309,611    10,248,630
                                                                    ------------  ------------   ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                                 1,256,193     1,550,334      4,213,422     4,364,716
  Interest on FHLB Advances                                              140,369       311,765        523,104       932,576
  Interest on other borrowed funds                                        24,426        53,847        100,521       170,171
                                                                    ------------  ------------   ------------  ------------
         TOTAL INTEREST EXPENSE                                        1,420,988     1,915,946      4,837,047     5,467,463
                                                                    ------------  ------------   ------------  ------------

         NET INTEREST INCOME                                           2,001,805     1,590,190      5,472,564     4,781,167

Provision for loss on loans                                              127,000        79,750        267,500       203,250
                                                                    ------------  ------------   ------------  ------------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOSS ON
         LOANS                                                         1,874,805     1,510,440      5,205,064     4,577,917
                                                                    ------------  ------------   ------------  ------------

 NON-INTEREST INCOME

   Service charges and other fees                                        312,166       253,233        900,832       690,487
   Gain on sale of securities available for sale                           6,241             -          7,015             -
   Other income                                                          100,748        45,774        189,595       119,371
                                                                    ------------  ------------   ------------  ------------
        TOTAL NON-INTEREST INCOME                                        419,155       299,007      1,097,442       809,858
                                                                    ------------  ------------   ------------  ------------

 NON-INTEREST EXPENSES

   Employee compensation and benefits                                    744,292       621,615      2,076,645     1,928,966
   Occupancy and equipment expense                                       220,581       225,534        695,996       636,567
   Federal deposit insurance premiums                                      7,016         6,693         13,801        20,699
   Loss (gain) on foreclosed real estate                                   3,245        (1,424)        (6,021)        4,164
   Amortization of goodwill                                                    -        63,810              -       191,092
   Other general and administrative expense                              468,547       457,863      1,394,708     1,418,973
                                                                    ------------  ------------   ------------  ------------
        TOTAL NON-INTEREST EXPENSE                                     1,443,681     1,374,091      4,175,129     4,200,461
                                                                    ------------  ------------   ------------  ------------

 INCOME BEFORE INCOME TAXES                                              850,279       435,356      2,127,377     1,187,314

        Income tax expense                                               227,170       114,540        546,935       288,976
                                                                    ------------  ------------   ------------  ------------

 NET INCOME                                                              623,109       320,816      1,580,442       898,338
                                                                    ============  ============   ============  ============

 Basic earnings per share                                           $       0.59  $       0.30   $       1.50  $       0.83
 Diluted earnings per share                                         $       0.57  $       0.30   $       1.45  $       0.83



             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            DECEMBER 31,                 DECEMBER 31,
                                                                        ------------------           -------------------
                                                                        2001          2000           2001           2000
                                                                        ----          ----           ----           ----


NET INCOME                                                           $   623,109   $   320,816   $ 1,580,442   $   898,338
                                                                     -----------   -----------   -----------   -----------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                                    (353,017)      401,903      (127,976)      777,429

     Reclassification adjustments for realized gains
       (losses) included in earnings, net of tax                           4,119             -         4,630             -
                                                                     -----------   -----------   -----------   -----------

  Other comprehensive income                                            (348,898)      401,903      (123,346)      777,429
                                                                     -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)                                          $   274,211   $   722,719   $ 1,457,096   $ 1,675,767
                                                                     ===========   ===========   ===========   ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME                               $  (294,419)  $  (502,095)  $  (294,419)  $  (502,095)
                                                                     ===========   ===========   ===========   ===========



             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                  NET UNREALIZED
                                                                      ADDITIONAL                  GAIN (LOSS) ON
                                                         COMMON        PAID-IN        RETAINED     AVAILABLE FOR    UNEARNED
                                                         STOCK         CAPITAL        EARNINGS    SALE SECURITIES  ESOP SHARES
                                                         -----         -------        --------    ---------------  -----------
BALANCES AT APRIL 1, 2000                             $     13,225   $ 12,829,744   $ 10,062,718   $ (1,279,524)  $   (736,600)

  Net income for the year
   ended March 31, 2001                                          -              -      1,048,245              -              -
  Dividend paid ($.32 per share)                                 -              -       (348,260)             -              -
  ESOP shares earned                                             -          4,797              -              -         47,280
  RRP shares earned                                              -              -              -              -              -
  RRP shares granted                                             -           (450)             -              -              -
  RRP shares forfeited                                           -           (210)             -              -              -
  Tax expense from RRP                                           -         (3,483)             -              -              -
  Purchased 47,800 treasury shares                               -              -              -              -              -
  Change in unrealized gain                                      -              -              -              -              -
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $571,019                             -              -              -      1,108,451              -
                                                      ------------   ------------   ------------   ------------   ------------
BALANCES AT MARCH 31, 2001                                  13,225     12,830,398     10,762,703       (171,073)      (689,320)

  Net income for the nine months
   ended December 31, 2001                                       -              -      1,580,442              -              -
  Dividend paid ($.08 per share)                                 -              -       (255,378)             -              -
  RRP shares earned                                              -              -              -              -              -
  Purchased 24,000 treasury shares                               -              -              -              -              -
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable                                -
    deferred income taxes of $63,542                             -              -              -       (123,346)             -
                                                      ------------   ------------   ------------   ------------   ------------


BALANCES AT DECEMBER 31, 2001                         $     13,225   $ 12,830,398   $ 12,087,767   $   (294,419)  $   (689,320)
                                                      ============   ============   ============   ============   ============

                                                        UNEARNED        TREASURY
                                                       RRP SHARES        STOCK          TOTAL
                                                       ----------        -----          -----
BALANCES AT APRIL 1, 2000                             $   (174,146)  $ (1,716,771)  $ 18,998,646

  Net income for the year
   ended March 31, 2001                                          -              -      1,048,245
  Dividend paid ($.32 per share)                                 -              -       (348,260)
  ESOP shares earned                                             -              -         52,077
  RRP shares earned                                        117,167              -        117,167
  RRP shares granted                                        (3,075)         3,525              -
  RRP shares forfeited                                       1,620         (1,410)             -
  Tax expense from RRP                                           -              -         (3,483)
  Purchased 47,800 treasury shares                               -       (512,536)      (512,536)
  Change in unrealized gain                                      -              -              -
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $571,019                             -              -      1,108,451
                                                      ------------   ------------   ------------
BALANCES AT MARCH 31, 2001                                 (58,434)    (2,227,192)    20,460,307

  Net income for the nine months
   ended December 31, 2001                                       -              -      1,580,442
  Dividend paid ($.08 per share)                                 -              -       (255,378)
  RRP shares earned                                         45,007              -         45,007
  Purchased 24,000 treasury shares                               -       (329,668)      (329,668)
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    deferred income taxes of $63,542                             -              -       (123,346)
                                                      ------------   ------------   ------------

BALANCES AT DECEMBER 31, 2001                         $    (13,427)  $ (2,556,860)  $ 21,377,364
                                                      ============   ============   ============


             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                          -------------
                                                                                    2001                2000
                                                                                    ----                ----
OPERATING ACTIVITIES
  Net Income                                                                   $  1,580,442        $    898,338
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                359,758             383,190
       Provision for loss on loans                                                  267,500             203,250
       Gain on sale of securities available for sale                                 (7,015)                  -
       Gain on sale of foreclosed real estate                                       (12,027)             (1,497)
       Federal Home Loan Bank stock dividends                                       (70,100)            (70,900)
       Deferred income tax (benefit) expense                                        (17,636)             (3,799)
       Amortization and accretion of invesment
         securities premiums and discounts, net                                      69,548              19,741
       RRP shares earned                                                             45,007              87,024
       Amortization of goodwill                                                           -             191,092
  Decrease (increase) in:
       Accrued interest receivable                                                  (95,046)           (175,051)
       Other assets                                                                 (34,591)            428,435
  Increase (decrease) in:
       Accrued interest payable                                                    (145,634)             (2,857)
       Accrued income taxes                                                          (5,410)            (18,207)
       Accounts payable and accrued expenses                                        (64,682)             (3,206)
                                                                               ------------        ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,870,114           1,935,553
                                                                               ------------        ------------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                                    1,292,224             636,350
       Purchased                                                                 (2,223,223)           (175,000)
  Mortgage-backed securities:
       Purchased                                                                 (6,991,295)                  -
       Principal payments                                                           765,687             364,023
  Federal Reserve Bank Stock:
       Purchased                                                                          -             (10,550)
       Redeemed                                                                           -              86,200
  Purchase of Federal Home Loan Bank Stock                                                -            (142,600)
  Loan originations and principal payments, net                                 (17,488,055)         (9,416,146)
  Proceeds from sale of foreclosed real estate                                      239,284              84,047
  Purchases of software                                                              (1,747)             (3,894)
  Purchases of premises and equipment                                              (147,913)           (507,341)
                                                                               ------------        ------------
              NET CASH USED BY INVESTING ACTIVITIES                             (24,555,038)         (9,084,911)
                                                                               ------------        ------------


             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                          -------------
                                                                                    2001                2000
                                                                                    ----                ----
FINANCING ACTIVITIES
  Net increase in deposits                                                     $ 19,498,131        $  5,600,051
  Net proceeds from FHLB borrowings                                               5,034,325           1,220,409
  Increase in federal funds purchased and securities sold
    under agreements to repurchase                                                1,528,037             292,363
  Net (decrease) increase in short-term borrowings                                 (212,265)              7,865
  Purchase of treasury stock                                                       (329,668)           (418,410)
  Dividends paid                                                                   (255,378)           (267,015)
                                                                               ------------        ------------
              NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   25,263,182           6,435,263
                                                                               ------------        ------------

Increase (decrease) in cash and cash equivalents                                  2,578,258            (714,095)
Cash and cash equivalent at beginning of period                                   5,606,391           5,253,521
                                                                               ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  8,184,649        $  4,539,426
                                                                               ============        ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
              CASH PAID DURING THE PERIOD FOR:
              Interest on deposits and borrowings                              $  1,363,756        $  1,736,484
              Taxes                                                            $    569,981        $    312,376
              Assets acquired in settlement of loans                           $    288,033        $     71,000
              Net unrealized (loss) gain on securities available for sale      $   (123,346)       $    375,526


             See accompanying Accountant's Review Report and notes
                     to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      PRINCIPLES OF CONSOLIDATION
         The financial statements for fiscal year 2002 are presented for Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. The consolidated balance sheets for December 31, 2001 and March 31, 2001 are for the Company and Classic Bank. The consolidated statements of income include the operations of the Company and Classic Bank for the three and nine months ended December 31, 2001.

         On March 16, 2001, the Company merged its two subsidiaries, Classic Bank and The First National Bank of Paintsville ("First National") with Classic Bank as the surviving institution. The financial statements for fiscal year 2001 are presented for the Company, Classic Bank and First National. The consolidated statements of income include the operations of the Company, Classic Bank and First National for the three and nine months ended December 31, 2000.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 2001, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002.

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

         The weighted average number of shares used in the basic earnings per share computations was 1,049,550 and 1,069,980 for the three-month periods ended December 31,

2001 and 2000, respectively and 1,056,797 and 1,077,207 for the nine-month periods ended December 31, 2001 and 2000, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,084,419 and 1,073,968 for the three-month periods ended December 31, 2001 and 2000, respectively and 1,091,666 and 1,081,195 for the nine-month periods ended December 31, 2001 and 2000.

         Options to purchase 180,750 shares of common stock were outstanding at December 31, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 168,000 shares of common stock were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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


                                                       FOR THE 3 MONTHS ENDED DECEMBER 31,
                                                       -----------------------------------
($000s except for earnings per share amounts)               2001                2000
                                                            ----                ----
Reported net income                                        $ 623               $ 321
Add back:  Goodwill amortization                               -                  64
                                                           -----               -----
Adjusted net income                                        $ 623               $ 385
                                                           -----               -----

BASIC EARNINGS PER SHARE:
    Reported net income                                    $ .59               $ .30
    Goodwill amortization                                      -                 .06
                                                           -----               -----
    Adjusted net income                                    $ .59               $ .36
                                                           -----               -----

DILUTED EARNINGS PER SHARE:
    Reported net income                                    $ .57               $ .30
    Goodwill amortization                                     -                  .06
                                                           -----               -----
    Adjusted net income                                    $ .57               $ .36
                                                           -----               -----



                                                       FOR THE 9 MONTHS ENDED DECEMBER 31,
                                                       -----------------------------------
($000s except for earnings per share amounts)               2001                2000
                                                            ----                ----
Reported net income                                        $ 1,580             $   898
Add back:  Goodwill amortization                                 -                 191
                                                           -------             -------
Adjusted net income                                        $ 1,580             $ 1,089
                                                           -------             -------

BASIC EARNINGS PER SHARE:
    Reported net income                                    $  1.50             $   .83
    Goodwill amortization                                        -                 .18
                                                           -------             -------
    Adjusted net income                                    $  1.50             $  1.01
                                                           -------             -------

DILUTED EARNINGS PER SHARE:
    Reported net income                                    $  1.45             $   .83
    Goodwill amortization                                        -                 .18
                                                           -------             -------
    Adjusted net income                                    $  1.45             $  1.01
                                                           -------             -------

      The changes in the carrying amount of goodwill for the nine months ended December 31, 2001, are as follows:

($000s)                                                             BANKING SEGMENT
                                                                    ---------------
Balance as of April 1, 2001                                               $5,555
Goodwill acquired                                                              -
Impairment losses                                                              -
Goodwill written off related to
      disposal of reporting unit                                               -
                                                                          ------
Balance as of December 31, 2001                                           $5,555
                                                                          ------

The Banking segment will be tested for impairment in the second quarter of the Company's fiscal year. The transitional goodwill impairment test was performed in the second quarter of the Company's 2002 fiscal year. The fair value of that reporting unit was estimated using a multiple of earnings as determined by current industry information. The testing indicated that the fair value of the reporting unit exceeded the carrying amount of the net assets (including goodwill).

(5)      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The loan is for a term of twenty-five years. The Company's subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $17,064 and $12,551 for the three months ended December 31, 2001 and 2000, respectively and $49,511 and $52,821 for the nine months ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company considered 68,932 shares as unearned ESOP shares with a fair value of $1,092,572.

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

         On August 13, 2001, the shareholders of the Company ratified the adoption of the Company's 2001 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance. No stock options have been granted under the plan.

(7)      CASH DIVIDEND
         On January 14, 2002, the Board declared a cash dividend of $.08 per share payable on February 11, 2002 to shareholders of record on January 28, 2002.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's total assets increased $26.4 million from $187.9 million at March 31, 2001 to $214.3 million at December 31, 2001. The increase was due primarily to an increase in loans of $16.9 million, an increase in mortgage-backed securities of $6.3 million, an increase in cash and cash equivalents of approximately $2.6 million, and an increase in investment securities of approximately $600,000.

         Net loans receivable increased $16.9 million from $138.9 million at March 31, 2001 to $155.8 million at December 31, 2001. Consistent with the Company's strategic plan, the growth in loans was primarily in the areas of commercial business and consumer loans. Commercial business loans increased approximately $10.4 million, consumer loans increased approximately $4.9 million, and 1-4 family mortgage loans increased approximately $1.6 million.

         Investment securities increased approximately $600,000 from $24.8 million at March 31, 2001 to $25.4 million at December 31, 2001 primarily due to purchases of $2.2 million offset by sales and calls of approximately $1.3 million and a decrease in the market value of these available for sale securities. Mortgage-backed securities increased approximately $6.3 million from $3.4 million at March 31, 2001 to $9.8 million at December 31, 2001. The increase was primarily due to purchases of approximately $7.0 million and an increase in the market value of these available for sale securities offset by principal repayments during the period.

         Net deposits increased $19.5 million from $145.4 million at March 31, 2001 to $164.9 million at December 31, 2001. Non-interest bearing demand deposits increased approximately $8.2 million, savings, NOW and money market accounts increased approximately $3.9 million and other time deposits consisting primarily of certificates of deposit increased approximately $7.4 million. The Company also utilized Federal Home Loan Bank advances, which increased $5.0 million from $16.6 million at March 31, 2001 to $21.7 million at December 31, 2001, to fund loan growth. These borrowings are primarily fixed rate borrowings with an average rate of 4.0% and an average term to maturity of 8 years. The borrowings have been restructured from short-term, variable rate advances.

         Total stockholders' equity was $20.5 million at March 31, 2001 compared to $21.4 million at December 31, 2001. The increase was due to net income recorded for the period partially offset by the decrease in the market value of available for sale securities, the purchase of treasury stock and cash dividends paid.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-
looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

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

         The Company reported net income of $623,000 for the three months ended December 31, 2001 compared to net income of $321,000 for the three months ended December 31, 2000. The increase in net income of $302,000 between the two periods was primarily the result of an increase in net interest income of $412,000 and an increase in non-interest income of $120,000 partially offset by an increase in non-interest expense of $70,000, an increase in provision for loss on loans of $47,000, and an increase in income taxes of $113,000.

         The Company reported net income of $1.6 million for the nine months ended December 31, 2001 compared to net income of $898,000 for the nine months ended December 31, 2000. The increase in income of $682,000 between the two periods was primarily the result of an increase in net interest income of $692,000, an increase in non-interest income of $287,000 and a decrease in non-interest expenses of $25,000 partially offset by an increase in provision for loss on loans of $65,000, and an increase in income taxes of $257,000.

         INTEREST INCOME. Total interest income decreased $83,000 for the three months ended December 31, 2001 and increased $62,000 for the nine months ended December 31, 2001 as compared to the three and nine months ended December 31, 2000. The decrease in interest income for the three-month period was due to a decrease in the average yield earned on interest-earning assets partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets was 7.6% for the three months ended December 31, 2001 compared to 8.6% for the same period in 2000. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to the repricing of assets during the period in a lower interest rate environment. The average balance of interest-earning assets increased $18.8 million for the three-month period as compared to the same period in 2000. The increase in the average balance was due primarily to the increase in the average balance of loans and mortgage-backed securities.

         The increase in interest income for the nine-month period was due to an increase in the average balance of interest-earning assets partially offset by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased $13.8 million for the nine-month period from $164.5 million for the nine months ended December 31, 2000 to $178.3 million for the nine months ended December 31, 2001. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans. The average yield on interest-earning assets was 7.9% for the nine months ended December 31, 2001 compared to 8.5% for the same period in 2000. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to a decline in interest rates during the period.

         INTEREST EXPENSE. Interest expense decreased $495,000 and $630,000 for the three and nine months ended December 31, 2001 as compared to the same period in 2000. Interest expense decreased for the periods primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.5% and 4.2% for the three and nine months ended December 31, 2001 compared to 5.3% and 5.1% for the three and nine months ended December 31, 2000. The decrease in the average rate paid on interest-bearing liabilities was due to a significant decline in interest rates in the past nine months. During that period, the Company's FHLB borrowings were primarily variable rate borrowings that reprice daily. The Company recently restructured the borrowings into fixed rates for a fixed period of time in an attempt to take advantage of the low rates for a longer period of time. A significant portion of the Company's other interest-bearing liabilities, primarily certificates of deposit have also repriced since rates have declined. The Company has also focused on restructuring these liabilities into longer terms.

         The average balance of interest-bearing liabilities increased $14.9 million for the three months ended December 31, 2001 from $145.7 million for the three months ended December 31, 2000 to $160.6 million for the three months ended December 31, 2001. The average balance of interest-bearing liabilities increased $10.5 million for the nine months ended December 31, 2001 from $144.1 million for the nine months ended December 31, 2000 to $154.6 for the nine months ended December 31, 2001. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing transaction accounts and an increase in the average balance of certificate of deposit accounts.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $127,000 and $268,000 for the three and nine months ended December 31, 2001 compared to $80,000 and $203,000 for the three and nine months ended December 31, 2000 based on management's overall assessment of the loan portfolio. The provision recorded for the three and nine-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in non-residential loans and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $120,000 and $287,000 for the three and nine months ended December 31, 2001 compared to the same period in 2000. The increase for the three and nine-month period is primarily the result of an increase in service charges and other fees on deposits of $59,000 and $210,000, respectively. The increase in service charges and other fees on deposits for the three and nine-month period is the result of an increased core deposit base and a focus on fee preservation through a stringent waiver policy. Non-interest income was increased by a gain recorded on the sale of securities of approximately $6,000 for the three-month period and $7,000 for the nine-month period.

         Non-interest income also increased due an increase in other income of $55,000 and $70,000 for the three and nine months ended December 31, 2001. The increase is due to an increase in fees on letters of credit, increased fees earned on the origination of secondary market loans and an increase in commissions earned on credit life and accident and health insurance sold in connection with the origination of consumer loans.

         NON-INTEREST EXPENSE. Non-interest expenses increased $70,000 for the three months ended December 31, 2001 and decreased $25,000 for the nine months ended December 31, 2001 compared to the same periods in 2000. Non-interest expenses increased $70,000 for the three-month period due to an increase in employee compensation and benefits of $123,000, an increase in the loss on foreclosed real estate of $5,000 and an increase in advertising and marketing expense of $11,000 offset by a decrease in occupancy and equipment expense of $5,000 and a decrease in the amortization of goodwill of $64,000.

         Non-interest expenses decreased $25,000 for the nine-month period due to a decrease in stationary, printing and supplies of $24,000, a decrease in FDIC premiums of $7,000, a decrease in the amortization of goodwill of $191,000 and an increase in the gain on foreclosed real estate of $10,000 offset by an increase in employee compensation and benefits of $148,000 and an increase in occupancy and equipment expense of $59,000.

         Employee compensation and benefits increased primarily due to an expense recorded in connection with an executive bonus plan resulting from the Company's improved earnings performance and the implementation of an incentive-based compensation plan that compensates all other employees based upon predetermined criteria and production. Employee compensation and benefits also increased due to an increase in ESOP expense as a result of an increase in the average market value of the Company's stock. Amortization of goodwill was eliminated due to the implementation of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles. The statement was applied effective April 1, 2001 and resulted in the discontinuance of the amortization of goodwill. Occupancy and equipment expense increased due primarily to the opening of an additional branch office in the Paintsville market, which opened in March 2001.

         INCOME TAX EXPENSE. Income tax expense increased $113,000 and $257,000 for the three and nine months ended December 31, 2001 primarily due to an increase in income before income taxes for each period.

         NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 2001 was $1.6 million or 1.0% of the total loans. The March 31, 2001 allowance for loan loss was $1.4 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $268,000 for the nine-month period, and had net charge-offs of $127,000 for the nine-month period. The allowance for loan losses at December 31, 2001 was allocated as follows:
$220,000 to one-to-four family real estate loans, $60,000 to commercial real estate, $32,000 to commercial business loans, $36,000 to consumer loans and $1.2 million remained unallocated.

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


                                                      DECEMBER 31, 2001    MARCH 31, 2001
                                                      -----------------    --------------
                                                             (Dollars in Thousands)
Non-Accruing Loans                                         $  396              $  662
Accruing Loans Delinquent 90 Days or More                     159                 124
Foreclosed Assets                                             271                 228
                                                           ------              ------
Total Non-Performing Assets                                $  826              $1,014
Total Non-Performing Assets as a
         Percentage of Total Assets                           .4%                 .5%


         Total non-performing assets decreased $188,000 from March 31, 2001 to December 31, 2001 due to management's strategic focus on maintaining asset quality and adhering to stringent underwriting standards. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of December 31, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2001 and March 31, 2001, cash and cash equivalents totaled $8.1 million and $5.6 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 2001 maturing within one year totaled $73.3 million.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At December 31, 2001, the Company had $21.7 million in borrowings outstanding with the FHLB.

         At December 31, 2001, the Company had outstanding commitments to fund loans of $19.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of December 31, 2001, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 2001, Classic Bank was in compliance with its capital requirements.

                                                      REGULATORY                     ACTUAL CAPITAL
                                                 CAPITAL REQUIREMENT                  CLASSIC BANK
                                                 -------------------                  ------------
                                                AMOUNT         PERCENT            AMOUNT         PERCENT
                                                ------         -------            ------         -------
                                                                  (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)            $12,048          8.0%             $15,580          10.4%
         Tier 1 Capital
           (to Adjusted Total Assets)             8,035          4.0               14,017           7.2


         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of December 31, 2001, the capital requirements applicable to the Company and its actual capital ratios. As of December 31, 2001, the Company was in compliance with its capital requirements.


                                                      REGULATORY                     ACTUAL CAPITAL
                                                 CAPITAL REQUIREMENT             CLASSIC BANCSHARES, INC.
                                                 -------------------             ------------------------
                                                AMOUNT         PERCENT            AMOUNT         PERCENT
                                                ------         -------            ------         -------
                                                                  (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)           $12,092           8.0%             $17,679         11.7%
         Tier 1 Capital
           (to Adjusted Total Assets)            8,105           4.0               16,116          8.0


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

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a.  Exhibits
             Exhibit 28 Accountant's Review Report

         b.  Reports on Form 8-K
             The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 2001:

             Report filed on November 7, 2001 containing press release, dated October 31, 2001 announcing earnings for the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLASSIC BANCSHARES, INC.
                                  REGISTRANT





Date: February 13, 2002           /s/ David B. Barbour
      --------------------        ----------------------------------------------
                                  David B. Barbour, President, Chief Executive
                                  Officer and Director (Duly Authorized Officer)





Date: February 13, 2002           /s/ Lisah M. Frazier
      --------------------        ----------------------------------------------
                                  Lisah M. Frazier, Chief Operating Officer,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)

                                   INDEX TO EXHIBITS



Exhibit
Number
-------
   28      Accountant's Review Report
