Form 10KSB
period 2002-03-31
CLASSIC BANCSHARES INC
filed 2002-07-01
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-27170

CLASSIC BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	61-1289391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

344 Seventeenth Street, Ashland, Kentucky	41101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (606) 326-2800

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer had $14.8 million in gross income for the year ended March 31, 2002.

As of June 28, 2002, there were issued and outstanding 1,120,586 shares of the Issuer’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last sale price of such stock on the Nasdaq SmallCap Market as of June 28, 2002 was approximately $15.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB—Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV of Form 10-KSB—2002 Annual Report to Stockholders

PART I

Item 1.    Business

General

Classic Bancshares, Inc. (“Classic” or the “Company”), a Delaware corporation, is a financial holding company which has as its primary wholly-owned subsidiary Classic Bank, a Kentucky chartered commercial bank.  The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank’s conversion from mutual to stock form of organization (the “Conversion”) on December 28, 1995.  The Company become a bank holding company effective September 30, 1996 and a financial holding company effective June 30, 2000.

On September 30, 1996, First National Bank of Paintsville (“Paintsville Bank”) became a subsidiary of the Company upon consummation of the Company’s acquisition of First Paintsville Bancshares, Inc. (“First Paintsville”), the former holding company of Paintsville Bank.  See “—Acquisitions.”  On June 30, 2000, Classic Bank converted from a federal savings bank to a Kentucky chartered commercial bank.  On March 16, 2001, Paintsville Bank merged into Classic Bank in order to improve the efficiency of their operations.   Unless the context otherwise requires, all references herein to Classic Bank, Paintsville Bank or the Company include the Company, Classic Bank and Paintsville Bank on a consolidated basis.

At March 31, 2002, the Company had total consolidated assets of $215.4 million, deposits of $158.9 million and stockholders’ equity of $22.0 million.   On such date, the Company’s assets consisted of all of the outstanding capital stock of Classic Bank and cash and cash equivalents.  The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 326-2800.

As a community-oriented financial institution, Classic Bank seeks to serve the financial needs of communities in its market area.  Its current business strategy involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily commercial business, consumer, commercial real estate, one-to-four family residential mortgages and to a lesser extent multi-family and construction loans in its market areas.  Classic Bank also invests in mortgage-backed and related securities and investment securities and other permissible investments.  See “Investment Activities.”

The Company and Classic Bank are subject to comprehensive regulation.  See “Regulation.”

Forward-Looking Statements

When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, real estate values in the Company’s market area, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake—and specifically declines any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisitions

On September 30, 1996, the Company acquired First Paintsville, the former holding company of Paintsville Bank, for $9.3 million in cash.  At September 30, 1996, First Paintsville had total assets of $66.6 million, deposits of $52.8 million and stockholders’ equity of $10.2 million.  Paintsville Bank engaged in retail and commercial banking, including one-to four-family, consumer and commercial business lending, and provided trust services.

On May 14, 1999, the Company completed its acquisition of Citizens Bank, Grayson (Grayson, Kentucky).  In the transaction, Citizens Bank was merged with and into Classic Bank, with Classic Bank as the surviving institution.  Shareholders of Citizens Bank received an aggregate consideration of $4.5 million. On the date of the closing, Citizens had total assets of approximately $13.7 million and total deposits of $12.0 million.  Citizens Bank’s office is now operated as a branch office of Classic Bank.

Market Area

Classic Bank serves its market area through its main office in Ashland, Kentucky and eight branch offices.  Classic Bank’s primary market area includes the Kentucky counties of Boyd, Carter, Greenup, and Johnson Counties and portions of Martin, Floyd, Magoffin and Lawrence Counties also located in Kentucky.  The economic base in Boyd, Carter and Greenup Counties was in the past primarily industrial and reliant upon a small number of large employers particularly in the steel and petroleum industries. Over the last several years, diversification of the employment base into more retail and service businesses has resulted in a slowing of previously experienced declines in population.  Per capita income in these counties remains below the national average. Boyd County exceeds the state average of per capita income while Carter and Greenup Counties remain below the state average.  While unemployment has declined, the unemployment rate for these counties continues to exceed the national and state unemployment rate.

The economy in Johnson, Martin, Floyd, Magoffin and Lawrence Counties has historically been based on manufacturing and coal mining related industries, but now also includes retail, medical, and government sectors.    Per capita income for these counties is below the national average and the state average.  The unemployment rate exceeds the national and state unemployment rates.

Lending Activities

General.  The principal lending activity of the Company historically was the origination of one-to-four family residential loans.  Currently, the Company puts greater emphasis on the origination of commercial business, consumer, commercial real estate, and, to a lesser extent, construction and multi-family loans in its market area.  At March 31, 2002, loans receivable, net, totaled $160.3 million.  See “Originations, Purchases and Sales of Loans.”

Loan Portfolio Composition.  The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	March 31,
	2002			2001			2000		1999		1998
	Amount		Percent	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$74,321		45.9%	$73,576		52.5%	$71,928	55.7%	$61,992	63.0%	$66,078	72.6%
Commercial	23,105		14.3	16,877		12.0	15,216	11.8	10,136	10.3	8,970	9.9
Multi-family	1,083		0.7	1,342		1.0	1,486	1.2	1,179	1.2	1,497	1.6
Construction	4,823		3.0	3,287		2.3	2,670	2.0	2,513	2.6	426	0.5
Total real estate loans	103,332		63.9	95,082		67.8	91,300	70.7	75,820	77.1	76,971	84.6

Other Loans
Consumer Loans:
Deposit account	2,098		1.3	1,176		0.8	1,369	1.1	383	0.4	526	0.6
Credit Card	—		—	—		—	—	—	3	—	218	0.2
Installment	22,784	(1)	14.0	16,406	(1)	11.7	12,457	9.6	7,347	7.5	5,380	5.9
Other	84		0.1	667		0.5	250	0.2	68	0.1	991	1.1
Total consumer loans	24,966		15.4	18,249		13.0	14,076	10.9	7,801	8.0	7,115	7.8
Commercial business loans	33,448	(2)	20.7	26,727		19.1	23,539	18.3	14,747	14.9	6,942	7.6
Commercial agriculture loans	74		—	119		0.1	148	0.1	17	—	—	—
Total other loans	58,488		36.1	45,095		32.2	37,763	29.3	22,565	22.9	14,057	15.4
Total loans	161,820		100.0%	140,177		100.0%	129,063	100.0%	98,385	100.0%	91,028	100.0%

Loans in process	—			—			(10)		(23)		(29)
Deferred fees and discounts	124			92			44		26		(68)
Allowance for loan losses	(1,628)			(1,407)			(1,289)		(861)		(831)
Total loans receivable, net	$160,316			$138,862			$127,808		$97,527		$90,100

(1)                                  Included $10.4 million of automobile loans, $2.4 million of home equity loans, and $3.8 million of recreational vehicle loans at March 31, 2002 and $6.9 million of automobile loans, $1.7 million of home equity loans, and $1.7 million of recreational vehicle loans at March 31, 2001.

(2)                                  Does not include the unfunded portion of commercial lines of credit of $6.3 million.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rates at the dates indicated.

	March 31
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$43,646	26.9%	$44,020	31.4%	$44,377	34.4%	$33,944	34.5%	$33,253	36.5%
Commercial	11,039	6.8	9,031	6.4	8,829	6.8	5,329	5.4	3,348	3.7
Multi-family	625	0.4	832	0.6	903	0.7	850	0.9	1,278	1.4
Construction	1,648	1.1	1,959	1.4	1,950	1.5	1,815	1.9	426	0.5
Total real estate loans	56,958	35.2	55,841	39.8	56,059	43.4	41,938	42.7	38,305	42.1
Consumer	20,967	13.0	16,773	12.0	12,543	9.7	7,053	7.2	6,161	6.8
Commercial business	9,916	6.1	9,916	7.1	8,861	6.9	8,137	8.2	2,649	2.9
Commercial agriculture	74	—	119	0.1	148	0.1	17	—	—	—
Total fixed-rate loans	87,915	54.3	82,649	59.0	77,611	60.1	57,145	58.1	47,115	51.8

Adjustable-Rate Loans:
Real estate:
One- to four-family	30,675	18.9	29,556	21.0	27,551	21.3	28,048	28.5	32,825	36.1
Commercial	12,066	7.5	7,846	5.6	6,387	4.9	4,807	4.9	5,622	6.2
Multi-family	458	0.3	511	0.4	583	0.5	329	0.3	219	0.2
Construction	3,175	2.0	1,328	0.9	720	0.6	698	0.7	—	—
Total real estate loans	46,374	28.7	39,241	27.9	35,241	27.3	33,882	34.4	38,666	42.5
Consumer	3,999	2.5	1,476	1.1	1,533	1.2	748	0.8	954	1.0
Commercial business	23,532	14.5	16,811	12.0	14,678	11.4	6,610	6.7	4,293	4.7
Total adjustable-rate loans	73,905	45.7	57,528	41.0	51,452	39.9	41,240	41.9	43,913	48.2
Total loans	161,820	100.0%	140,177	100.0%	129,063	100.0%	98,385	100.0%	91,028	100.0%

Loans in process	—		—		(10)		(23)		(29)
Deferred fees and discounts	124		92		44		26		(68)
Allowance for loan losses	(1,628)		(1,407)		(1,289)		(861)		(831)
Total loans receivable, net	$160,316		$138,862		$127,808		$97,527		$90,100

The following schedule illustrates the interest rate sensitivity of the Company’s loan portfolio at March 31, 2002.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate						Commercial
	One-to-Four Family		Multi-family and Commercial		Construction		Consumer		Business		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within one year(1)	$1,503	6.5%	$886	5.6%	$3,725	6.5%	$5,846	6.6%	$14,988	5.4%	$55	7.7%	$27,003	5.5%
One to two years	232	9.2	265	7.3	250	5.8	1,879	9.9	1,788	7.2	—	—	4,414	8.4
Two to three years	792	8.4	592	7.5	280	6.5	2,991	9.2	1,399	7.8	7	13.0	6,061	8.5
Three to five years	3,196	7.6	3,706	5.7	39	12.4	9,947	7.7	5,603	6.6	12	6.0	22,503	7.1
Five to ten years	11,950	7.7	9,412	6.2	383	6.7	2,090	9.3	6,092	6.6	—	—	29,927	7.1
Ten to 15 years	23,354	7.5	8,673	6.7	146	7.9	2,100	9.1	3,360	5.2	—	—	37,633	7.2
Over 15 years	33,294	7.4	654	7.1	—	—	113	8.3	218	6.0	—	—	34,279	7.4
Totals	$74,321		$24,188		$4,823		$24,966		$33,448		$74		$161,820

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after March 31, 2003 which have predetermined interest rates is $80.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $53.9 million.

Commercial Business Lending.  The Company originates a significant volume of secured and unsecured commercial business loans to a wide variety of local businesses.  The borrowers on the Company’s commercial business loans included health care providers, service businesses, retail establishments and small manufacturers.  The Company generally seeks to make commercial business loans on a “relationship” rather than a “transaction” basis.  At March 31, 2002, the Company’s commercial business loans totaled $33.4 million, or 20.7% of total loans.   In addition, as of such date, the Company had $6.3 million of unfunded commercial business loan commitments.

The Company’s commercial business loans generally have terms of up fifteen years and generally carry adjustable rates of interest based on the prime rate, plus or minus a margin.  If secured, such loans generally carry security interests on inventory, accounts receivable and fixed assets located in the Company’s market area.  The Company’s commercial business loans are generally personally guaranteed by one or more of the principals of the borrower.

Commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral, if any, securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, there can be no assurance that the Company’s non-performing commercial business loans will not increase in the future.

The Company’s commercial business lending volume has increased significantly in the last several years as a result of management’s continued focus on the Company’s commercial relationships, its commitment to igniting interest rate sensitive assets as well as a reduction in the number of locally owned business lenders.  The Company intends to continue to increase its commercial business lending activities in the future.

Consumer Lending.  In order to increase the yield and interest rate sensitivity of its loan portfolio and as part of its community bank-oriented strategy, the Company has increased the type and volume of its consumer loans to include unsecured and secured consumer loans, with emphasis on direct automobile financing, recreational vehicle, home equity and boat financing.  Consumer loan terms vary according to the type and value of collateral, length of contract and credit worthiness of the borrower.  During fiscal 2002, consumer loans increased by $6.7 million as a result of this strategy.  At March 31, 2002, consumer loans totaled $25.0 million, or 15.4% of the Company’s total loan portfolio.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.  Consumer loans, other than loans secured by deposit accounts, may entail greater credit risk than certain mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or deprecation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  In view of the expansion of the Company’s consumer lending activities, there can be no assurances that delinquencies in the consumer loan portfolio will not increase in the future.

One-to-Four-Family Residential Real Estate Lending.  A portion of the Company’s lending program is the origination of loans secured by mortgages on owner-occupied one-to-four-family residences. In recent years, the Company has reduced somewhat its emphasis on originating these types of loans for its own portfolio.  In order to satisfy customer demand, when the Company does not wish to hold for its own portfolio a residential loan sought by a customer, the Company may utilize an arrangement with another lending institution whereby the Company takes applications and receives an origination fee on any loan actually funded by such institution.

The Company’s residential loan portfolio has a measure of interest rate risk.  A portion of the Company’s fixed rate residential loans have original terms to maturity in excess of 15 years, although most of the Company’s current fixed rate loans have terms of 15 years or less.  In addition, the interest rate sensitivity of the Company’s adjustable rate loans is limited by rate caps and indices that may lag general interest rate movements.

Commercial and Multi-Family Real Estate Lending.  The Company has increased its commercial real estate lending in recent years as a part of its strategy to increase the yield and reduce the term of its lending portfolio.  The Company generally focuses its commercial real estate lending efforts on borrowers (such as professionals) who occupy some or all of the property securing the loan.  The Company’s commercial real estate loan portfolio includes loans secured by office and professional buildings, medical facilities, churches and other non-residential properties. To a lesser degree, the Company originates multi-family real estate loans, primarily apartment complexes with established and predictable rent rolls.  At March 31, 2002, the Company had $23.1 million in commercial real estate loans representing 14.3% of the Company’s total loan portfolio.  At March 31, 2002, multi-family real estate loans totaled $1.1 million representing 0.7% of the total loan portfolio.

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one-to-four family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

Construction Lending.  The Company originates a limited amount of construction loans for the construction of residential and to a lesser degree, commercial real estate.  Construction lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion of the project and the estimated cost (including interest) of the project.  At March 31, 2002, the Company’s construction loan portfolio totaled $4.8 million or 3.0% of its total portfolio.

Originations, Purchases and Sales of Loans

Loans are originated by the Company’s staff of salaried loan officers through marketing activities and referrals.  Monetary incentives are awarded to lending personnel based on pre-determined production levels.  The Company’s ability to originate loans is dependent upon customer demand for loans in its market area and to a limited extent, various marketing efforts.  Demand is affected by both the local economy and the interest rate environment.  See “Market Area.”  Under current policy, all loans originated by the Company are retained in the Company’s portfolio, other than portions of certain large loans which may be sold (in the form of participations) to other financial institutions in order to limit our overall exposure to individual borrowers.  From time to time, the Company purchases loans from other financial institutions under the same underwriting guidelines established for loans it originates.

The Company also takes residential loan applications for another residential lender.  Although the Company does not make the subject loans, the Company receives an origination fee on any loan actually funded by the other lender.   These loans are generally offered to customers seeking loans which the Company, either because of rate or type, does not wish to include in the portfolio.

From time to time, in order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the “available-for-sale” portfolios.  See “Investment Activities - Mortgage-Backed and Related Securities” and Note 4 to the Notes to Consolidated Financial Statements.

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make the required payments on a loan, the Company attempts to cure the delinquency through established collection procedures.  If a loan becomes contractually delinquent 90 days, the Company normally initiates appropriate legal action for collection.  The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies.  By policy, when a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status unless the loan is both well secured and in the process of collection, or loans guaranteed by an agency of the U.S. Government, such as the Small Business Administration.  When placed on non-accrual status, the previously accrued interest income on the loan is taken out of the current income.  Future interest income may be applied directly to the principal balance of the loan.  Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established.

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

The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 2002.

	Loans Delinquent For:
	60 -89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	4	$223	0.3%	6	$157	0.2%	10	$380	0.5%
Commercial	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Consumer	6	24	0.1	4	22	0.1	10	46	0.2
Commercial Business	—	—	—	2	65	0.2	2	65	0.2
	10	$247		12	$244	0.2%	22	$486	0.3%

Classification of Assets.  Federal regulations require that each bank classify its own assets on a regular basis.  There are three classifications for problem assets.  Substandard, Doubtful and Loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets which do not currently expose an institution to sufficient risk to warrant classification of the aforementioned categories, but possess weaknesses are required to be designated “Other Assets Especially Mentioned” by the institution.

On the basis of management’s review of its assets, at March 31, 2002, the Company had the following classified assets:

At March 31, 2002
(In Thousands)

Substandard	$1,585
Doubtful	77
Loss	—
Special Mention	829
Total	$2,491

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

	March 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$282	$423	$296	$97	$296
Multi-family	—	15	—	—	—
Commercial real estate	50	207	134	—	—
Consumer	—	—	—	—	12
Commercial business	80	—	190	218	—
Land	—	17	—	—	—
Total	412	662	620	315	308

Accruing loans delinquent 90 days or more:
One- to four-family	157	75	143	86	13
Commercial real estate	—	43	—	—	7
Consumer	22	6	10	5	5
Commercial Business	65	—	—	—	—

Foreclosed assets:
One- to four-family	46	17	62	32	35
Commercial real estate	32	194	194	194	194
Consumer	4	17	40	—	—

Total non-performing assets	$738	$1,014	$1,069	$632	$562
Total as a percentage of total assets	0.3%	0.5%	0.6%	0.4%	0.4%

For the year ended March 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $36,000. The amount that was included in interest income on such loans was $22,000 for the year ended March 31, 2002.  The average balance of non-accrual loans for the year ended March 31, 2002 was $430,000.  The allowance for loan and lease losses on non-accrual loans amounted to $96,000 at March 31, 2002.

Other Assets of Concern.  In addition to the non-performing assets set forth in the table above, as of March 31, 2002, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management considers non-performing assets in establishing its allowances for loan losses.

Allowance for Loan Losses.  The following table sets forth an analysis of the allowances for loan losses.

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)

Balance at beginning of period	$1,407	$1,289	$861	$831	$801
Acquisition of Citizens Bank	—	—	506	—	—
Charge-offs:
One- to four-family	33	8	139	23	49
Commercial real estate	—	—	4	—	—
Commercial business	69	108	155	8	1
Consumer	80	74	71	84	102
Credit cards	—	—	2	2	21
Total charge-offs	182	190	371	117	173

Recoveries:
One- to four-family	5	5	8	15	—
Commercial business	—	2	27	—	26
Consumer	35	40	34	32	16
Credit cards	—	—	1	—	3
Total recoveries	40	47	70	47	45
Net charge-offs	142	143	301	70	128
Additions charged to operations	363	261	223	100	158
Balance at end of period	$1,628	$1,407	$1,289	$861	$831

Ratio of net charge-offs during the period to average loans outstanding during the period	0.1%	0.1%	0.2%	0.1%	0.1%

Ratio of net charge-offs during the period to average non-performing assets	13.9%	12.4%	30.0%	9.3%	15.4%

The allowances for loan losses is established through a provision for loan losses charged to earnings based on management’s evaluation of probable accrued losses in the portfolio, the risk inherent in its entire portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a formal review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans, historical loss experience, delinquency trends, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses.  In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and level of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

	March 31,
	2002			2001			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$207	$74,321	45.9%	$197	$73,576	52.5%	$185	$71,928	55.7
Multi-family	17	1,083	0 .7	—	1,342	1.0	—	1,486	1.2
Commercial real estate	41	23,105	14.3	172	16,877	12.0	99	15,216	11.8
Construction	—	4,823	3.0	49	3,287	2.3	—	2,670	2.0
Consumer	29	24,966	15.4	91	18,249	13.0	97	14,076	10.9
Commercial business	34	33,448	20.7	150	26,727	19.1	431	23,539	18.3
Commercial agriculture	—	74	—	—	119	0.1	—	148	0.1
Unallocated	1,300	—	—	748	—	—	477	—	—
Total	$1,628	$161,820	100.0%	$1,407	$140,177	100.0%	$1,289	$129,063	100.0

	March 31,
	1999			1998
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$180	$61,992	63.0%	$221	$66,078	72.6%
Multi-family	—	1,179	1.2	2	1,497	1.6
Commercial real estate	34	10,136	10.3	45	8,970	9.9
Construction	—	2,513	2.6	—	426	0.5
Consumer	60	7,801	8.0	35	7,115	7.8
Commercial business	80	14,747	14.9	52	6,942	7.6
Commercial agriculture	—	17	—	—	—	—
Unallocated	507	—	—	476	—	—
Total	$861	$98,385	100.0%	$831	$91,028	100.0%

Investment Activities

General.  Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.  The Company’s securities are classified into three categories: trading, held to maturity and available–for–sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held–to–maturity and reported at amortized cost.  All other securities not classified as trading or held–to–maturity are classified as available–for–sale.  At March 31, 2002, the Company had no securities which were classified as trading.  Available–for–sale securities are reported at fair value with unrealized gains and losses included, on an after–tax basis, in a separate component of retained earnings.  At March 31, 2002, $9.1 million of investment securities or mortgage–backed and related securities were classified as available–for–sale.

Securities.

The Company invests in liquidity investments and in high-quality investments, such as U.S. Treasury and agency obligations, in order to supplement lending volume and provide collateral for public funds deposited with the Company.  Investment securities may also be used to adjust the term to repricing of the Company’s assets.  At March 31, 2002, the Company’s investment securities portfolio totaled $27.3 million.  At March 31, 2002, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company’s stockholders’ equity, other than U.S. government securities and federal agency obligations.  See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s investment securities portfolio.

The following table sets forth the composition of the Company’s securities at the dates indicated. All investment securities held by the Company were classified as available for sale.

	March 31,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Investment securities:
U.S. government securities	$—	—	$—	—	$995	4.0
Federal agency obligations	2,488	9.1	3,083	11.8	3,202	12.7
Municipal bonds	17,042	62.5	16,356	62.5	14,931	59.4
Other debt securities	6,273	23.0	5,355	20.4	3,987	15.9
Other equity securities	—	—	—	—	558	2.2
FHLB and FRB stock	1,480	5.4	1,394	5.3	1,462	5.8
Total securities and FHLB and FRB stock	$27,283	100.0%	$26,188	100.0%	$25,135	100.0%

Average remaining life of investment securities	14 yrs		13 yrs		14 yrs

Other interest-earning assets:
Interest-bearing deposits with banks	$448	100.0%	$113	69.3%	$60	31.4%
Federal Funds Sold and securities purchased under agreement to resell	—	—	50	30.7	131	68.6

The composition and maturities of the securities portfolio, excluding FHLB and FRB stock, are indicated in the following table.

	March 31, 2002
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
	(Dollars in Thousands)

Federal agency obligations	$—	$—	$2,488	$—	$2,488	$2,488
Municipal bonds	152	2,618	1,652	12,620	17,042	17,042
Corporate debt securities	—	—	—	6,273	6,273	6,273
Total securities	$152	$2,618	$4,140	$18,893	$25,803	$25,803

Weighted average yield(1)	7.8%	7.1%	7.1%	7.4%	7.4%	7.4%

(1) Yields have been computed on a tax-equivalent basis.

See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of the Company’s securities portfolio.

Mortgage-Backed and Related Securities.  In order to supplement loan and investment activities, the Company has invested in mortgage-backed and related securities.

At March 31, 2002, $1.2 million, or 12.5% of the Company’s mortgage-backed and related securities, had adjustable interest rates.  For information regarding the mortgage-backed and related securities portfolio, see Note 4 of the Notes to the Consolidated Financial Statements.

As of  March 31, 2002, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency.   Except with respect to these federal agency securities, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders’ equity except for federal agency obligations.

In addition to its conventional mortgage-backed securities, from time to time, the Company invests in collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”).  CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole.  The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC.  As a result, the cash flow and hence the value of CMOs and REMICs are subject to substantial change.  At March 31, 2002, the Company had $371,000 of CMOs and REMICs.

To assess price volatility, the Federal Financial Institutions Examination Council (“FFIEC”) requires Classic Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities.  Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. At March 31, 2002, none of the Company’s mortgage-backed securities were classified as “high–risk.”

The following table sets forth the contractual maturities of the Company’s mortgage–backed securities at March 31, 2002.

	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 to 20 Years	Over 20 Years	Balance Outstanding
	(In Thousands)

FHLMC	$—	$455	$6,555	$492	$7,502
FNMA	—	—	430	653	1,083
GNMA	—	—	—	—	—
Other	—	—	107	—	107
CMOs and REMICs	—	371	—	—	371

Total	$—	$826	$7,092	$1,145	$9,063

At March 31, 2002, the dollar amount of all mortgage-backed and related securities due after March 31, 2003, which had fixed interest rates and floating or adjustable rates totaled $7.9 million and $1.2 million, respectively.

The market values of a portion of the Company’s mortgage-backed and related securities held-to-maturity have been from time to time lower than their carrying values.  However, for  financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns.  See Note 4 of the Notes to the Consolidated Financial Statements.

The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

	March 31,
	2002			2001		2000
	Amortized Cost		Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in Thousands)

Mortgage-backed securities available for sale:
FHLMC	$7,602		$7,502	$1,075	$1,091	$1,210	$1,181
FNMA	1,062		1,083	1,841	1,787	1,468	1,449
Other	108		107	133	131	175	172
CMOs/REMICs	378		371	440	435	439	428
Total mortgage-backed securities	$9,150	(1)	$9,063	$3,489	$3,444	$3,292	$3,230

(1)                                  Include $1.2 million of mortgage backed securities with adjustable interest rates.

The following table shows mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In Thousands)
Purchases:
Adjustable-rate(1)	$—	$—	$—
Fixed-rate(1)	6,991	757	—
CMOs and REMICs	—	—	—
Total purchases	6,991	757	—

Sales:
Adjustable-rate(1)	—	—	—
Fixed-rate(1)	—	—	—
CMOs and REMICs	—	—	—
Total sales	—	—	—

Principal repayments	1,306	(549)	(1,176)
Other increases (decreases), net	(24)	(11)	(47)
Net increase (decrease)	$5,661	$197	$(1,223)

(1) Consists of pass-through securities.

Sources of Funds

General.  The Company’s primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.  Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

Deposits.  The Company offers deposit accounts having a wide range of interest rates and terms.  The Company’s deposits consist of savings, money market, various certificate and interest- and noninterest-bearing checking accounts. The Company currently relies primarily on competitive pricing policies and product offerings, convenient locations and business hours, customer service and cross marketing to attract and retain deposits. The Company also cross markets to current customers and utilizes newspaper, television, billboard and radio advertisements.

The Company serves as a depository for public funds for various municipalities and related entities.  At March 31, 2002, the amount of public funds on deposit with the Company was $14.6 million.  These accounts are subject to volatility depending on government funding needs and the Company’s desire to price competitively to attract such funds.

The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives.  For additional information regarding the Company’s deposit accounts, see Note 7 of the Notes to the Consolidated Financial Statements.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

	As of March 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Deposits:

Non-interest bearing demand deposits	$20,404	12.8%	$17,186	11.8%	$14,749	10.9%
Interest bearing demand deposits	25,075	15.9	23,344	16.1	22,195	16.4
Savings Accounts	13,893	8.7	11,924	8.2	12,736	9.4
Money Market Accounts	18,466	11.6	13,538	9.3	10,877	8.2
Total Deposits	$77,838	49.0%	$65,992	45.4%	$60,557	44.9%

Certificates:

0.00 - 4.00%	$54,196	34.1	$1,193	0.8	$1,055	0.8
4.01 - 6.00%	22,411	14.1	34,938	24.0	61,018	45.2
6.01 - 8.00%	4,429	2.8	43,307	29.8	12,267	9.1
Total Certificates	81,036	51.0	79,438	54.6	74,340	55.1
Total Deposits	$158,874	100.0%	$145,430	100.0%	$134,897	100.0%

The following table shows rate and maturity information for the Company’s certificates of deposit as of March 31, 2002.

	0.00 - 4.00%	4.01 - 6.00%	6.01 - 8.00%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

June 30, 2002	$10,935	$9,869	$2,272	$23,076	28.5%
September 30, 2002	11,401	5,256	292	16,949	20.9%
December 31, 2002	7,602	2,306	825	10,733	13.2%
March 31, 2003	9,838	2,280	237	12,355	15.2%
June 30, 2003	4,845	877	13	5,735	7.1%
September 30, 2003	6,587	512	79	7,178	8.9%
December 31, 2003	540	199	23	762	0.9%
March 31, 2004	1,761	53	100	1,914	2.4%
June 30, 2004	153	52	—	205	0.3%
September 30, 2004	98	138	—	236	0.3%
December 31, 2004	161	49	—	210	0.3%
March 31, 2005	115	120	275	510	0.6%
Thereafter	160	700	313	1,173	1.4%
Total	$54,196	$22,411	$4,429	$81,036	100.0%

Percent of total	66.8%	27.7%	5.5%	100.0%

The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$13,975	$11,355	$16,503	$12,310	$54,143
Certificates of deposit of $100,000 or more	7,543	3,933	6,108	5,208	22,792
Public funds	1,558	1,661	477	405	4,101
Total certificates of deposit	$23,076	$16,949	$23,088	$17,923	$81,036

For additional information regarding the composition of the Company’s deposits, see Note 7 of the Notes to the Consolidated Financial Statements.

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

FHLB borrowings are also used to fund loan demand and other investment opportunities, to offset deposit outflows and achieve the Company’s asset/liability management objectives.  The Company also has utilized borrowings when their cost is more favorable than that of deposits.  At March 31, 2002, the Company had $27.4 million of FHLB advances outstanding.  See Note 8 of the Notes to the Consolidated Financial Statements.

The following table sets forth the maximum month-end balance and average balance of the Company’s borrowings for the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In Thousands)
Maximum Balance:
Repurchase agreements	$5,873	$3,690	$4,251
Federal funds purchased	—	18	749
Other Borrowings
Treasury tax and loan note	467	927	897
Notes payable	—	257	536
FHLB advances	$27,401	$21,894	$17,075

Average Balance:
Repurchase agreements	4,553	3,028	2,989
Federal funds purchased	—	2	263
Other Borrowings
Treasury tax and loan note	317	451	468
Notes payable	—	60	210
FHLB advances	19,753	19,124	8,930

Weighted average interest rate	3.4%	6.2%	4.9%

The following table sets forth certain information as to the Company’s borrowings at the dates indicated.

	March 31,
	2002	2001	2000
	(Dollars in Thousands)
Repurchase agreements	$5,396	$3,180	$2,652
Federal funds purchased	—	—	36
Other Borrowings
Treasury tax and loan note	446	234	574
FHLB advances	$27,401	$16,636	$17,075
Total Borrowings	$33,243	$20,050	$20,337

Weighted average interest rate of repurchase agreements and federal funds purchased	1.7%	4.2%	5.7%

Weighted average interest rate of other borrowings	3.5%	5.5%	6.3%

Trust Services

The Company has trust powers with its state charter but has chosen to limit its scope to a small group of customers.   Limited services provided include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries.  For fiscal year 2002, gross trust fees were less then $1,000.

Competition

The Company faces strong competition from large regional and national banks, as well as local institutions in originating loans and attracting deposits.  Competition in originating loans comes primarily from commercial banks (national, regional and local), savings institutions, credit unions and mortgage bankers which also makes loans to borrowers located in the Company’s primary market area.  At March 31, 2002, there were sixteen commercial banks and savings institutions and five credit unions  located in Boyd, Johnson, Carter and Greenup Counties, Kentucky.  The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities.  The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to the rate of return, liquidity, risk, convenient locations, investment products, convenient business hours and a customer oriented staff.  At June 30, 2001, the Company’s share of deposits in the above market area was approximately 8.8%.  This is based on the most recent information available from the Federal Deposit Insurance Corporation.

Employees

At March 31, 2002, the Company and its subsidiary had a total of 79 full-time employees.  None of the Company’s employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

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

State and Federal Regulation of Classic Bank

As a Kentucky chartered bank, Classic Bank is subject to the regulation and supervision of the Kentucky Department of Financial Institutions (“DFI”).  The FDIC also has regulatory and examination authority over Classic Bank as its federal regulator.  As part of this authority, Classic Bank is required to file periodic reports with the DFI and the FDIC and is subject to periodic examinations by the DFI and the FDIC.  When these examinations are conducted by the DFI and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves.

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

In addition, the investment, lending and branching authority of Classic Bank is prescribed by state and federal laws and it is prohibited from engaging in any activities not permitted by such laws.  Under federal law, a state bank may not make any equity investment not permitted for a national bank and may only engage in activities not permitted for a national bank if it receives prior FDIC approval.  Classic Bank is in compliance with the noted restrictions.  Within the Commonwealth of Kentucky, Classic Bank has the express authority to branch without regard to geographic limitations.  See “—Interstate Banking and Branching” for restrictions applicable to interstate branching by Classic Bank.

Classic Bank’s general permissible lending limits for loans to one borrower is equal to 20% of capital stock and surplus (except for loans fully secured by certain collateral, in which case the limit is increased to 30% of capital stock and surplus).  At March 31, 2002, Classic Bank’s lending limit was $2.7 million and Classic Bank was in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Its deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. including Classic Bank.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Account Insurance Fund or the Bank Insurance Fund.  The FDIC also has the authority to initiate enforcement actions against FDIC insured banks, and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

Regulatory Capital Requirements of State Banks

Classic Bank is subject to the capital regulations of the FDIC.  The FDIC’s regulations establish three capital standards for FDIC supervised state banks: a leverage requirement, a Tier 1 risk based capital requirement and a risk-based capital requirement.  In addition, the FDIC may, on a case-by-case basis, establish individual minimum capital requirements for a state bank that vary from the requirements which would otherwise apply under FDIC regulations.

The leverage ratio adopted by the FDIC requires a minimum ratio of “Tier 1 capital” to adjusted total assets of 3% for state banks rated composite 1 under the CAMELS rating system for banks.  Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4%.  For purposes of the FDIC’s leverage requirement, Tier 1 capital generally consists of the common stockholder’s equity and retained income and non-cumulative preferred stock, except that no intangibles, other than certain purchased mortgage servicing rights, and purchased credit card receivables may be included in capital.

At March 31, 2002, Classic Bank had Tier 1 capital equal to $14.6 million, or 7.1% of adjusted total assets, which is $6.4 million above the minimum leverage ratio requirement of 4% as in effect on that date.

FDIC regulated banks are also required to maintain a Tier 1 risk based capital ratio of at least 4%.  This requirement is the ratio of Tier 1 capital to risk-weighted assets.  At March 30, 2002, Classic Bank had a Tier 1 capital of $14.6 million or 9.5% of risk weighted assets, which was $8.5 million above the minimum Tier 1 risk based capital ratio of 4% on that date.

The FDIC’s risk-based capital requirements require state banks to maintain “total capital” equal to at least 8% of total risk-weighted assets.  For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets.  The components of Tier 2 capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The FDIC is also authorized to require a bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At March 31, 2002, Classic Bank had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.  At March 31, 2002, Classic Bank was in compliance with its capital requirements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information regarding Classic Bank’s compliance with its capital requirements.

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

On March 31, 2002, Classic Bank had total capital of $16.3 million (including $14.7 million in core capital and $1.6 million in qualifying supplementary capital) and risk-weighted assets of $153.4 million or total capital of 10.6% of risk-weighted assets.   This amount was $4.0 million above the 8% requirement in effect on that date.

Prompt Corrective Action

The FDIC is authorized and, under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements.  The FDIC is generally required to take action to restrict the activities of an “undercapitalized bank” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked–based capital ratio or an 8% risk-based capital ratio).  Any such bank must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The FDIC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized bank.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized bank must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any bank that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank.  A bank that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized banks.  In addition, the FDIC must appoint a receiver (or conservator with the concurrence of the FDIC) for a bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized bank is also subject to the general enforcement authority of the FDIC, including the appointment of a conservator or a receiver.

The FDIC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the FDIC of any of these measures on Classic Bank would likely have a substantial adverse effect on Classic Bank’s operations and profitability and the value of the Company’s common stock.  The Company’s shareholders do not have preemptive rights, and therefore, if the Company is directed by the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of current stockholders of the Company.

Limitations on Dividends and Other Capital Distributions

Kentucky banks are generally permitted to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years.  Dividends in excess of such amount require prior approval by the DFI.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), every FDIC insured institution, including Classic Bank, has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the appropriate Federal regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Classic Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC.

Classic Bank was examined for CRA compliance in July 1999 and received a satisfactory rating.

Transactions with Affiliates

Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital.  Affiliates of Classic Bank include the Company and any other company which is under common control with Classic Bank.  The  Federal Reserve Board has the discretion to treat a subsidiary of a bank as an affiliate on a case-by-case basis.

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

Holding Company Regulation

General.  The Company is a holding company that elected to be treated as a financial holding company by the Federal Reserve Board.  Financial holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board.  As a financial holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Interstate Banking and Branching.  Under Federal law, the Federal Reserve Board is authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state.  Federal law also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  This provision does not affect the authority of states to further limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit.  The Commonwealth of Kentucky currently provides for deposit concentration limits and reciprocal requirements.

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

Dividends.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.  See “— Prompt Corrective Action.”

Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.

Capital Requirements.  The Federal Reserve Board has established capital requirements for certain bank and financial holding companies that generally parallel the capital requirements for FDIC insured banks.  On March 31, 2002, the Company had Tier 1 capital of $16.7 million or 8.0% of average total assets of $208.2 million, which was $8.4 million above the 4% requirement of $8.3 million on that date.  In addition, on that date the Company had a Tier 1 capital ratio of 10.9%, which was $10.5 million above the 4% requirement of $6.2 million, total capital of $18.3 million (including $16.7 million in core capital and $1.6 million in qualifying supplemental capital) and risk-weighted assets of $154.0 million or total capital of 11.9% of risk weighted assets.  This amount was $6.0 million above the 8% requirement in effect on that date.

Federal Securities Law

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC’s rules under the Exchange Act.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest–bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  At March 31, 2002, Classic Bank was in compliance with these reserve requirements.

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

As a member, Classic Bank is required to purchase and maintain stock in the FHLB of Cincinnati.  At March 31, 2002, Classic Bank had $1.5 million in FHLB stock, which was in compliance with this requirement.  In past years, Classic Bank has received substantial dividends on their FHLB stock.  Over the past five fiscal years, such dividends paid to Classic Bank have averaged 6.9% and were 6.1% for fiscal 2002.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of Classic Bank’s FHLB stock may result in a corresponding reduction in Classic Bank’s capital.

Change in Control Regulations

The Change in Bank Control Act, the Bank Holding Company Act and the regulations of the Federal Reserve Board promulgated under those acts, require that the consent of the Federal Reserve Board be obtained prior to any person or company acquiring “control” of a financial holding company.  Control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a financial holding company.  Control is rebuttably presumed to exist if the person acquires 10% or more of any class of voting stock of a financial holding company if either (i) the financial holding company has registered securities under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure to rebut the rebuttable control presumption.  Since the Company’s Common Stock is registered under Section 12 of the Exchange Act, any acquisition of 10% or more of the Company’s Common Stock will give rise to a rebuttable presumption that the acquiror of such stock controls the Company, requiring the acquiror, prior to acquiring such stock, to rebut the presumption of control to the satisfaction of the Federal Reserve Board or obtain Federal Reserve Board approval for the acquisition of control.

Federal and State Taxation

Federal Taxation. In addition to the regular income tax, corporations, including state chartered commercial banks, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

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

Kentucky Taxation.  Classic Bank is subject to a state franchise tax equal to 1.1% of Classic Bank’s average five year equity capital adjusted to eliminate the effect of certain U.S. Government obligations held by Classic Bank.  The Company is subject to Kentucky income tax at a rate of 4% - 8.25% and a Kentucky corporate licensing fee equal to .0021 times capital employed.

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

Robert S. Curtis, age 53, is President and Director of Classic Bank, a position he has held since March 2001.   Prior to becoming President, Mr. Curtis was Executive Vice President and Senior Lending Officer.  Mr. Curtis is also Senior Vice President of the Company, a position he has held since September 1995.  Prior to joining Classic Bank in May 1995, Mr. Curtis served as Vice President and Real Estate Lending Division Manager of First American Bank, a $225 million bank located in Ashland, Kentucky from 1990 until May 1995.  As Vice President and Real Estate Lending Division Manager, Mr. Curtis was responsible for the bank’s residential real estate portfolio that totaled in excess of $35.0 million.  Mr. Curtis began his career with First American Bank in 1973.

Item 2.    Description of Properties

The Company conducts business at its main office located in Ashland, Kentucky.  The following table sets forth information relating to each of our properties as of March 31, 2002.

Location	Year Acquired	Owned or Leased	Total Approximate Square Footage	Book Value at March 31, 2002
				(Dollars in Thousands)
Main Office:
1737 Carter Avenue Ashland, Kentucky	1994	Owned	1,200	78

344 Seventeenth Street Ashland, Kentucky	1963	Owned	6,000	411
340 Seventeenth Street Ashland, Kentucky	N/A	Leased	9,400	N/A
Branch Offices:
1500 Diederich Blvd. Russell, Kentucky	1998	Owned	2,000	449
10700 U.S. 60 Ashland, Kentucky	1998	Owned	2,000	440
575 N. Carol Malone Blvd. Grayson, Kentucky	1999	Owned	7,000	471
240 Main Street Paintsville, Kentucky	1959	Owned	11,000	89
603 South Mayo Trail Paintsville, Kentucky	1971	Owned	2,200	37
440 North Mayo Trail Paintsville, Kentucky	2001	Owned	2,000	524

We also purchased land at 1414 Ashland Road, Greenup, Kentucky on April 4, 2002 for $282,000 to build a branch office.  We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

The Company’s depositor and borrower customer files are maintained in-house using our current data processing and computer equipment.  The net book value of the data processing and computer equipment utilized by the Company at March 31, 2002 was approximately $184,000.

Item 3.    Legal Proceedings

The Company, Classic Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses.  While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these proceedings should not have a material effect on the Company’s financial condition or results of operations on a consolidated basis.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Pages 51 to 52 of the Company’s Annual Report filed herewith is incorporated by reference herein.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Pages 1 to 13 of the Company’s Annual Report filed herewith is incorporated by reference herein.

Item 7.    Financial Statements and Supplementary Data

The following information appearing in the Company’s Annual Report filed herewith is incorporated herein by reference.

With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.

Item 8.                             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no changes in the Company’s independent accountants during the Company’s two most recent fiscal years.

PART III

Item 9.                             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which will be filed with the SEC.

Executive Officers

Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) reporting requirements by the Company’s directors and executive officers is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2002, which will be filed with the SEC.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which will be filed with the SEC.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which will be filed with the SEC.

The following table sets forth information with respect to securities to be issued under the Company’s equity compensation plans as of March 31, 2002.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1. 1996 Recognition and Retention Plan	1. 1,390 (Awarded but unvested)	1. N/A	1. 114
2. 1996 Stock Option and Incentive Plan	2. 131,950(1)	2. $11.29	2. 300
3. 1998 Premium Price Stock Option Growth Plan	3. 48,400(1)	3. $12.88	3. 1,100
4. 2001 Premium Price Stock Option Growth Plan	4. —(2)	4. —	4. 50,000
Equity compensation plans not approved by security holders
	N/A	N/A	N/A
Total	180,489(1)	N/A	51,514

(1)  Includes issued but unvested options

(2)  Does not include options on 7,000 shares issued on May 20, 2002.

Item 12.                      Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, which will be filed with the SEC.

Item 13.                      Exhibits and Reports on Form 8-K

(a)  Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3(a)	Articles of Incorporation	*
3(b)	By-Laws	*
4	Instruments defining the rights of security holders, including debentures	*
9	Voting Trust Agreement	None
10	Material contracts:

	1996 Stock Option and Incentive Plan	**
	1996 Recognition and Retention Plan	**
	1998 Premium Price Stock Option Growth Plan	***
	2001 Premium Price Stock Option Growth Plan	******
	Employment Agreement with David B. Barbour	****
	Employment Agreement with Lisah Frazier	****
	Employment Agreement with Robert S.Curtis	10
	Change in Control Severance Agreement with Robert L. Bayes	*****
11	Statement regarding computation of per share earnings	None
13	Annual Report to Security Holders	13
16	Letter regarding change in certifying accountants	None
18	Letter regarding change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	23
24	Power of Attorney	None
99	Additional Exhibits	None

*       Filed as exhibits to the Company’s Form S-1 registration statement filed on December 19, 1995 (File No. 33–87580) pursuant to Section 5 of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S–B.

**Filed as exhibits to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 (File             No. 0-27170).  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

***Filed as Appendix A to the Company’s definitive proxy solicitating materials filed on June 26, 1998 (File No. 0–27170). Such previously filed document is hereby incorporated herein by reference in accordance with Item 601  of Regulation S-B.

****Filed as exhibits to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 (File No. 0-27170).  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*****Filed as Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 and incorporated by reference herein.

******Filed as an Exhibit to the Company’s 2001 Proxy Statement and incorporated by reference herein.  Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)     Reports on Form 8–K

During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K dated February 4, 2002 to report under Item 5 for Form 8-K the issuance of a press release announcing its earnings for the quarter ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLASSIC BANCSHARES, INC.

By: /s/ David B. Barbour
David B. Barbour, President, Chief Executive Officer
and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David B. Barbour		/s/ C. Cyrus Reynolds
David B. Barbour, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)		C. Cyrus Reynolds, Chairman of the Board

Date:	June 28, 2002	Date:	June 28, 2002

/s/ Lisah M. Frazier		/s/ Robert L. Bayes
Lisah M. Frazier, Chief Operating Officer and Chief Financial Officer and Director (Principal Financial and Accounting Officer)		Robert L. Bayes, Executive Vice President and Director

Date:	June 28, 2002	Date:	June 28, 2002

/s/ John W. Clark		/s/ E. B. Gevedon, Jr.
John W. Clark, Director		E. B. Gevedon, Jr., Vice Chairman of the Board

Date:	June 28, 2002	Date:	June 28, 2002

/s/ Robert B. Keifer		/s/ David A. Lang
Robert B. Keifer, Jr., Director		David A. Lang, Director

Date:	June 28, 2002	Date:	June 28, 2002

/s/ Jeffrey P. Lopez		/s/ Robert A. Moyer
Jeffrey P. Lopez, Director		Robert A. Moyer, Jr., Director

Date:	June 28, 2002	Date:	June 28, 2002

INDEX TO EXHIBITS

Number

10	Employment Contract with Robert S. Curtis

13	Annual Report to Stockholders

14	Subsidiaries of the Registrant

15	Consent of Independent Auditors