Form 10QSB
period 2002-06-30
CLASSIC BANCSHARES INC
filed 2002-08-14
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                         Commission File Number 0-27170


                            CLASSIC BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   61-1289391
 ------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

344 Seventeenth Street, Ashland, Kentucky                  41101
-----------------------------------------                --------
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

                              Yes [X]   No [ ]

     As of August 9, 2002, there were 1,322,500 shares of the Registrant's common stock issued and 1,114,086 outstanding.

        Transitional Small Disclosure (check one):     Yes [ ] No [X]
================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION                                            ------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
         and March 31, 2002                                                  3

         Consolidated Statements of Income for the three months
         ended June 30, 2002 and 2001                                        4

         Consolidated Statements of Comprehensive Income for the
         three months ended June 30, 2002 and 2001                           5

         Consolidated Statements of Stockholders' Equity for the
         three months ended June 30, 2002 (Unaudited) and Year
         Ended March 31, 2002                                                6

         Consolidated Statements of Cash Flows for the three
         months ended June 30, 2002 and 2001                                7-8

         Notes to Consolidated Financial Statements                         9-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12-17

PART II. OTHER INFORMATION                                                  18

         Signatures                                                         19

         Index to Exhibits                                                  20

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,         March 31,
                                                                         2002             2002
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS
  Cash and due from bank                                            $   5,183,698    $   5,400,046
  Federal funds sold                                                         --               --
  Securities available for sale                                        26,557,799       25,803,491
  Mortgage-backed and related securities available for sale             8,871,513        9,063,617
  Loans receivable, net                                               171,169,614      160,315,663
  Real estate acquired in the settlement of loans                          70,621           77,622
  Accrued interest receivable                                           1,295,160        1,158,144
  Federal Home Loan Bank stock                                          1,863,200        1,480,300
  Premises and equipment, net                                           5,668,099        5,366,126
  Cost in excess of fair value of net assets acquired (goodwill),
    net of accumulated amortization                                     5,554,549        5,554,549
  Other assets                                                          1,252,732        1,227,518
                                                                    -------------    -------------
TOTAL ASSETS                                                        $ 227,486,985    $ 215,447,076
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                              $  20,643,193    $  20,404,210
  Savings, NOW, and money market demand deposits                       56,441,921       57,433,787
  Other time deposits                                                  82,742,380       81,036,439
                                                                    -------------    -------------
                Total deposits                                        159,827,494      158,874,436
  Securities sold under agreements to repurchase                        6,017,866        5,395,941
  Advances from Federal Home Loan Bank                                 36,569,864       27,401,157
  Other short-term borrowings                                             460,902          445,806
  Accrued expenses and other liabilities                                  291,092          501,744
  Accrued interest payable                                                354,331          374,276
  Accrued income taxes                                                    188,436             --
  Deferred income taxes                                                   728,009          472,761
                                                                    -------------    -------------
                Total Liabilities                                   $ 204,437,994    $ 193,466,121
                                                                    -------------    -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,120,586 shares outstanding                         $      13,225    $      13,225
  Additional paid-in capital                                           20,373,556       20,373,556
  Retained earnings - substantially restricted                          5,707,510        5,136,114
  Accumulated other comprehensive income (loss)                           169,585         (325,896)
  Unearned ESOP shares                                                   (643,310)        (643,310)
  Unearned RRP shares                                                     (17,653)         (18,812)
  Treasury stock, at cost                                              (2,553,922)      (2,553,922)
                                                                    -------------    -------------
                Total Stockholders' Equity                          $  23,048,991    $  21,980,955
                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 227,486,985    $ 215,447,076
                                                                    =============    =============

            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                ---------------------------
                                                    2002           2001
                                                ------------   ------------
INTEREST INCOME
  Loans                                         $  3,007,311   $  3,014,104
  Investment securities                              386,363        348,233
  Mortgage-backed securities                         127,632         44,371
  Other interest earning assets                        2,301          2,925
                                                ------------   ------------
     Total Interest Income                         3,523,607      3,409,633
                                                ------------   ------------

INTEREST EXPENSE
  Interest on deposits                               975,969      1,537,275
  Interest on FHLB advances                          263,592        198,141
  Interest on other borrowed funds                    17,157         38,641
                                                ------------   ------------
     Total Interest Expense                        1,256,718      1,774,057
                                                ------------   ------------

     Net Interest Income                           2,266,889      1,635,576

Provision for loss on loans                          160,000         70,000
                                                ------------   ------------

     Net interest income after
       provision for loss on loans                 2,106,889      1,565,576
                                                ------------   ------------

NON-INTEREST INCOME
  Service charges and other fees                     303,335        295,682
  Gain on sale of securities                           4,189           --
  Other income                                        52,467         37,632
                                                ------------   ------------
     Total Non-Interest Income                       359,991        333,314
                                                ------------   ------------

NON-INTEREST EXPENSES
  Employee compensation and benefits                 758,685        658,483
  Occupancy and equipment expense                    244,609        236,502
  Federal deposit insurance premiums                   7,050          3,616
  Loss (gain) on foreclosed real estate               15,238        (15,451)
  Other general and administrative
     expenses                                        547,924        474,473
                                                ------------   ------------
     Total Non-Interest Expense                    1,573,506      1,357,623
                                                ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                    893,374        541,267

     Income tax expense                              237,847        127,828
                                                ------------   ------------

NET INCOME                                      $    655,527   $    413,439
                                                ============   ============

Basic earnings per share                        $       0.62   $       0.39
                                                ============   ============
Diluted earnings per share                      $       0.58   $       0.37
                                                ============   ============

            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            2002            2001
                                                        ------------    ------------
Net Income                                              $    655,527    $    413,439
                                                        ------------    ------------
  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities
    during the period, net of tax                            498,246         (33,785)

  Reclassification adjustments for realized gains
  (losses) included in earnings, net of tax                   (2,765)           --
                                                        ------------    ------------

  Other comprehensive income                                 495,481         (33,785)
                                                        ------------    ------------

Comprehensive Income (Loss)                             $  1,151,008    $    379,654
                                                        ============    ============

Accumulated Other Comprehensive Income (Loss)           $    169,585    $   (204,858)
                                                        ============    ============














            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     NET UNREALIZED
                                                        ADDITIONAL                   GAIN (LOSS) ON
                                           COMMON         PAID-IN       RETAINED      AVAILABLE FOR     UNEARNED        UNEARNED
                                            STOCK         CAPITAL       EARNINGS     SALE SECURITIES   ESOP SHARES     RRP SHARES
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balances at April 1, 2001               $     13,225   $ 20,317,385   $  3,275,716    $   (171,073)   $   (689,320)   $    (58,434)

  Net income for the year
   ended March 31, 2002                         --             --        2,199,887            --              --              --
  Dividend paid ($.32 per share)                --             --         (339,489)           --              --              --
  ESOP shares earned                            --           22,519           --              --            46,010            --
  RRP shares earned                             --             --             --              --              --            43,810
  RRP shares granted                            --            1,250           --              --              --            (4,188)
  Tax benefit from RRP                          --           32,402           --              --              --              --
  Purchased 24,000 treasury shares              --             --             --              --              --              --
  Change in unrealized gain                     --             --             --              --              --              --
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $79,757             --             --             --          (154,823)           --              --
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balances at March 31, 2002                    13,225     20,373,556      5,136,114        (325,896)       (643,310)        (18,812)

  Net income for the three months
   ended June 30, 2002                          --             --          655,527            --              --              --
  Dividend paid ($.08 per share)                --             --          (84,131)           --              --              --
  RRP shares earned                             --             --             --              --              --             1,159
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    deferred income taxes of $255,248           --             --             --           495,481            --              --
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balances at June 30, 2002               $     13,225   $ 20,373,556   $  5,707,510    $    169,585    $   (643,310)   $    (17,653)
                                        ============   ============   ============    ============    ============    ============

                                          TREASURY
                                            STOCK         TOTAL
                                        ------------   ------------
Balances at April 1, 2001               $ (2,227,192)  $ 20,460,307

  Net income for the year
   ended March 31, 2002                         --        2,199,887
  Dividend paid ($.32 per share)                --         (339,489)
  ESOP shares earned                            --           68,529
  RRP shares earned                             --           43,810
  RRP shares granted                           2,938           --
  Tax benefit from RRP                          --           32,402
  Purchased 24,000 treasury shares          (329,668)      (329,668)
  Change in unrealized gain                     --             --
   (loss) on available for sale
   securities, net of applicable
   deferred income taxes of $79,757             --         (154,823)
                                        ------------   ------------

Balances at March 31, 2002                (2,553,922)    21,980,955

  Net income for the three months
   ended June 30, 2002                          --          655,527
  Dividend paid ($.08 per share)                --          (84,131)
  RRP shares earned                             --            1,159
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    deferred income taxes of $255,248           --          495,481
                                        ------------   ------------
Balances at June 30, 2002               $ (2,553,922)  $ 23,048,991
                                        ============   ============

            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
OPERATING ACTIVITIES
  Net Income                                                $    655,527    $    413,439
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                              98,003         124,428
       Provision for loss on loans                               160,000          70,000
       Gain on sale of securities available for sale              (4,189)           --
       Loss (gain) on foreclosed real estate                      15,001         (15,452)
       Federal Home Loan Bank stock dividends                    (19,900)        (25,100)
       Net amortization of mortgage-backed and investment
         securities                                               16,627          35,412
       RRP shares earned                                           1,159          28,768
  Decrease (increase) in:
       Accrued interest receivable                              (137,016)        (88,225)
       Other assets                                              (27,954)        (12,310)
  Increase (decrease) in:
       Accrued interest payable                                  (19,945)        (54,853)
       Accrued income taxes                                      188,436          82,167
       Accounts payable and accrued expenses                    (210,652)       (313,210)
                                                            ------------    ------------
                Net cash provided by operating activities        715,097         245,064
                                                            ============    ============

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                 1,188,700            --
       Purchased                                              (1,408,175)           --
  Mortgage-backed securities:
       Principal payments                                        395,562         400,578
  Purchase of Federal Home Loan Bank Stock                      (363,000)           --
  Loan originations and principal payments, net              (11,021,951)     (5,648,683)
  Proceeds from sale of foreclosed real estate                      --           120,000
  Purchases of software                                             --            (1,747)
  Purchases of premises and equipment                           (397,236)        (59,228)
                                                            ------------    ------------
                Net cash used by investing activities        (11,606,100)     (5,189,080)
                                                            ============    ============

            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
FINANCING ACTIVITIES
  Net increase in deposits                                         $    953,058    $  1,666,973
  Net proceeds from FHLB borrowings                                   9,168,707       1,389,629
  Increase in securities sold under agreements to repurchase            621,925         947,366
  Net increase in short-term borrowings                                  15,096         232,478
  Purchase of treasury stock                                               --           (64,062)
  Dividends paid                                                        (84,131)        (85,173)
                                                                   ------------    ------------
     Net cash (used) provided by financing activities                10,674,655       4,087,211
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents                       (216,348)       (856,805)
Cash and cash equivalent at beginning of period                       5,400,046       5,606,391
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $  5,183,698    $  4,749,586
                                                                   ============    ============

Additional cash flows and supplementary information
     Cash paid during the period for:
       Interest on deposits and borrowings                         $    555,456    $    508,530
       Taxes                                                       $    200,000    $     50,000
     Assets acquired in settlement of loans                        $      8,000    $    172,971
     Net unrealized (loss) gain on securities available for sale   $    495,481    $    (33,785)

            See accompanying Accountant's Review Report and notes to
                        consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PRINCIPLES OF CONSOLIDATION

     The financial statements for fiscal year 2003 are presented for Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. The consolidated balance sheets for June 30, 2002 and March 31, 2002 are for the Company and Classic Bank. The consolidated statements of income include the operations of the Company and Classic Bank for the three months ended June 30, 2002 and 2001.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 2002, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2002.

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

     The weighted average number of shares used in the basic earnings per share computations was 1,054,941 and 1,065,508 for the three-month periods ended June 30, 2002 and 2001, respectively. The weighted average number of shares used in the diluted earnings per share computations was 1,132,791 and 1,108,700 for the three-month periods ended June 30, 2002 and 2001, respectively.

     Options to purchase 187,850 shares of common stock were outstanding at June 30, 2002 but 7,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 181,750 shares of common stock were outstanding at June 30, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4)  GOODWILL AND OTHER INTANGIBLES

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

     The Statement is effective for fiscal years beginning after December 15, 2001. However, early application is permitted for entities with fiscal years beginning after March 15, 2001. An entity has six months from the date it initially applies this statement to complete the impairment test. The Company adopted Statement No. 142 effective April 1, 2001. As a result of the adoption of Statement No. 142, the Company will discontinue the amortization of its goodwill and will only record impairment losses if deemed necessary in future periods.

     The changes in the carrying amount of goodwill for the three months ended June 30, 2002, are as follows:

($000s)                             BANKING SEGMENT
                                    ---------------

Balance as of April 1, 2002            $  5,555
Goodwill acquired                             -
Impairment losses                             -
Goodwill written off related to
  disposal of reporting unit                  -
                                       --------
Balance as of June 30, 2002            $  5,555
                                       --------

The transitional goodwill impairment test was performed in the second quarter of the Company's 2002 fiscal year. The fair value of that reporting unit was estimated using a multiple of earnings as determined by current industry information. The testing indicated that the fair value of the reporting unit exceeded the carrying amount of the net assets (including goodwill). The Banking segment will be tested for impairment in the second quarter of the Company's 2003 fiscal year. The fair value of the reporting unit will be estimated using a multiple of earnings as determined by current industry information.

(5)  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The loan is for a term of twenty-five years. The Company's subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $22,871 and $16,414 for the three months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company considered 64,331 shares as unearned ESOP shares with a fair value of $1,395,983.

(6)  STOCK OPTION AND INCENTIVE PLAN AND RECOGNITION AND RETENTION PLAN

     On July 29, 1996, the shareholders of the Company ratified the adoption of the Company's 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan ("RRP"). Pursuant to the Stock Option Plan, 132,250 shares of the Company's common stock are reserved for issuance, of which the Company has granted options on 106,774 shares at $10.8125 per share, options on 19,000 shares at $13.375 per share, options on 4,500 shares at $13.875 per share, options on 626 shares at $13.75 per share, options on 200 shares at $13.625 per share, options on 450 shares at $12.313 per share and options on 400 shares at $16.75 per share. Pursuant to the Recognition and Retention Plan, 52,900 shares of the Company's common stock are reserved for issuance, of which the Company has granted awards on 52,786 shares. At the end of the quarter, 300 of the stock options remain ungranted due to forfeitures and 114 RRP shares remain ungranted. Ungranted RRP shares are included in treasury stock at cost.

     On July 27, 1998, the shareholders of the Company ratified the adoption of the Company's 1998 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance of which the Company has granted options on 5,000 shares at $16.295 per share, options on 5,550 shares at $14.988 per share, options on 24,000 shares at $11.275 per share and options on 14,350 shares at $13.544 per share. At the end of the quarter, 1,100 of the stock options remain ungranted due to forfeitures.

     On August 13, 2001, the shareholders of the Company ratified the adoption of the Company's 2001 Premium Price Stock Option Plan. Pursuant to the Premium Price Stock Option Plan, 50,000 shares of the Company's common stock is reserved for issuance, of which the Company has granted options on 7,000 shares at $22.549 per share. At the end of the quarter, 43,000 of the stock options remain ungranted.

(7)  CASH DIVIDEND

     On July 15, 2002, the Board declared a cash dividend of $.08 per share payable on August 12, 2002 to shareholders of record on July 29, 2002.

(8)  CONSTRUCTION OF NEW FACILITY

     In April 2002, the Company acquired land in Greenup, Kentucky for the purpose of constructing a new branch bank. The total estimated cost of the new branch, including land, improvements and furnishings, totals approximately $925,000. At the June 30, 2002, the Company had spent approximately $353,000 towards the purchase of land and the construction of the new facility.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's total assets increased $12.1 million from $215.4 million at March 31, 2002 to $227.5 million at June 30, 2002. The increase was due primarily to an increase in loans of $10.9 million, an increase in investment securities of approximately $800,000, an increase in Federal Home Loan Bank stock of $400,000 and an increase in premises and equipment of approximately $300,000 offset by a decrease in cash and cash equivalents of approximately $200,000 and a decrease in mortgage-backed securities of approximately $200,000.

     Net loans receivable increased $10.9 million from $160.3 million at March 31, 2002 to $171.2 million at June 30, 2002. Consistent with the Company's strategic plan, the growth in loans was primarily in the areas of consumer and commercial business loans. Consumer loans increased approximately $4.6 million, commercial business loans increased approximately $3.4 million, 1-4 family mortgage loans increased approximately $1.6 million and commercial real estate loans increased approximately $1.3 million.

     Investment securities increased $800,000 from $25.8 million at March 31, 2002 to $26.6 million at June 30, 2002. The increase was due primarily to purchases of $1.4 million and an increase in the market value of these available for sale securities of approximately $600,000 offset by sales, maturities and redemptions of $1.2 million.

     Mortgage-backed securities decreased approximately $200,000 from $9.1 million at March 31, 2002 to $8.9 million at June 30, 2002. The decrease was primarily the result of principal repayments of $400,000 during the period offset by an increase in the market value of these available for sale securities of approximately $200,000.

     Net deposits increased approximately $900,000 from $158.9 million at March 31, 2002 to $159.8 million at June 30, 2002. Non-interest bearing demand deposits increased approximately $200,000, and other time deposits consisting primarily of certificates of deposit increased approximately $1.7 million offset by a decrease in savings, NOW, and money market accounts of approximately $1.0 million. The Company primarily utilized Federal Home Loan Bank borrowings, which increased $9.2 million from $27.4 million at March 31, 2002 to $36.6 million at June 30, 2002, to fund loan demand. The increased borrowings consisted of both short-term, variable rate borrowings and $20.3 million of long-term, fixed rate borrowings with an average remaining maturity of approximately 4 years. The Company utilizes long-term, fixed rate borrowings to fund certain loans in an attempt to lock in the spread earned for the life of the loan thereby reducing interest rate risk in future periods. The Company continues to utilize FHLB borrowing as a source of funding due to the high rates currently paid on deposits within the Company's market area.

     Total stockholders' equity was $23.0 million at June 30, 2002 compared to $22.0 million at March 31, 2002. The increase was due to net income recorded for the period and an increase in the market value of available for sale securities partially offset by cash dividends paid.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area and local real estate values, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
----------------------------------------------------------------------------
ENDED JUNE 30, 2002 AND 2001
----------------------------

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

     The Company reported net income of $656,000 for the three months ended June 30, 2002 compared to net income of $413,000 for the three months ended June 30, 2001. The increase in income of $243,000 between the two periods was primarily the result of an increase in net interest income of $631,000 and an increase in non-interest income of $27,000 partially offset by an increase in provision for loss on loans of $90,000, an increase in non-interest expenses of $215,000 and an increase in income taxes of $110,000.

     INTEREST INCOME. Total interest income increased $114,000 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in interest income for the three-month period resulted primarily from an increase in the average balance of interest-earning assets of $33.1 million from $172.6 million for the three months ended June 30, 2001 to $205.7 million for the three months ended June 30, 2002. The increase in the average balance of interest-earning assets was due primarily to the increase in the average balance of loans and an increase in the average balance of mortgage-backed securities. The average yield on interest-earning assets was 7.1% for the three months ended June 30, 2002 compared to 8.1% for the three months ended June 30, 2001. The decrease in the yield on interest-earning assets was due to a decrease in market interest rates between the two periods. The volume of interest-earning assets was the main driver for the increase in interest income despite the decline in interest rates. Tax equivalent adjustments were made to the yield.

     INTEREST EXPENSE. Interest expense decreased $517,000 for the three months ended June 30, 2002 as compared to the same period in 2001. Interest expense decreased for the period primarily due to a decrease in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.8% for the three months ended June 30, 2002 compared to 4.7% for the three months ended June 30, 2001. The decrease in the average rate paid was due to a decrease in interest rates between the two periods. Most of the Company's interest-bearing liabilities repriced to lower interest rates since June 30, 2001. All of the Company's borrowings during the period of the interest rate decreases were short-term with variable rates allowing the cost of the borrowings to decline as rates decreased. Within the past three to six months some of the borrowings have been restructured to long-term, fixed rate borrowings. Furthermore, within a twelve-month period of time from June 2001 to June 2002, approximately 84% of total certificates of deposit repriced to lower interest rates.

     The average balance of interest-bearing liabilities increased $28.7 million from $151.0 million for the three months ended June 30, 2001 to $179.7 million for the three months ended June 30, 2002. The increase in these balances is the result of an increase in the average balance of interest-bearing transaction accounts in the past twelve months, an increase in the average balance of certificate of deposit accounts and an increase in the average balance of FHLB and other borrowings.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $160,000 for the three months ended June 30, 2002 compared to $70,000 for the three months ended June 30, 2001 based on management's overall assessment of the loan portfolio. The provision recorded for the three-month period was based on management's evaluation of the Company's current portfolio including factors such as the increase in non-residential loans, overall growth in the loan portfolio and an increase in non-performing assets. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased approximately $27,000 for the three months ended June 30, 2002 compared to the same period in 2001. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $8,000, a gain on the sale of securities of $4,000 and an increase in other income of $15,000. The increase in other income for the three-month period is primarily the result of an increase in commissions received on credit life insurance sold during the origination of loans.

     NON-INTEREST EXPENSE. Non-interest expenses increased $215,000 for the three months ended June 31, 2002 compared to the same period in 2001. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $100,000, an increase in occupancy and equipment expense of $8,000, an increase in FDIC premiums of $3,000, an increase in the loss reported on foreclosed real estate of $31,000, an increase in advertising expense of $30,000, an increase in stationary, printing and supplies of $30,000, and an increase in other general and administrative expenses of $13,000.

     Employee compensation and benefits increased primarily due to the hiring of staff for our banking office in Greenup County opening in August 2002; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Occupancy and equipment expense and stationary, printing and supplies also increased due to expenses related to the opening of the Greenup County office.

     The loss reported on foreclosed real estate was due to the write-down of a piece of foreclosed real estate. Advertising expenses increased due to the undertaking of an aggressive advertising campaign utilizing the endorsement of a national celebrity.

     INCOME TAX EXPENSE. Income tax expense increased $110,000 for the three months ended June 30, 2001 primarily due to an increase in income before income taxes for each period.

     NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of June 30, 2002 was $1.8 million or 1.0% of the total loans. The March 31, 2002 allowance for loan loss was $1.6 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $160,000 for the three-month period, and had net recoveries of approximately $3,000 for the three-month period. The allowance for loan losses at June 30, 2002 was allocated as follows:
$289,000 to one-to-four family real estate loans, $39,000 to commercial real estate, $44,000 to commercial business loans, $31,000 to consumer loans and $1.4 million remained unallocated.

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

                                                 June 30, 2002    March 31, 2002
                                                 -------------    --------------
                                                     (Dollars in Thousands)

Non-Accruing Loans.............................     $   439           $   412
Accruing Loans Delinquent 90 Days or More......         398               244
Foreclosed Assets..............................          75                82
                                                    -------           -------
Total Non-Performing Assets....................     $   912           $   738
Total Non-Performing Assets as a
  Percentage of Total Assets...................         .4%               .3%

     Total non-performing assets increased $170,000 from March 31, 2002 to June 30, 2002 due primarily to an increase in accruing 1-4 family real estate loans delinquent 90 days or more. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

     OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of June 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2002 and March 31, 2002, cash and cash equivalents totaled $5.2 million and $5.4 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities and redemptions of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances. While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 2002 maturing within one year total $59.8 million.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and the goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB. At June 30, 2002, the Company had $36.6 million in borrowings outstanding with the FHLB.

     At June 30, 2002, the Company had outstanding commitments to originate loans of $13.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of June 30, 2002, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 2002, Classic Bank was in compliance with its capital requirements.

                                            REGULATORY          ACTUAL CAPITAL
                                       CAPITAL REQUIREMENT       CLASSIC BANK
                                       -------------------       ------------
                                       AMOUNT      PERCENT    AMOUNT    PERCENT
                                       ------      -------    ------    -------
                                                 (Dollars in Thousands)
     Total Capital
       (to Risk Weighted Assets)      $13,172        8.0%    $17,175     10.4%
     Tier 1 Capital
       (to Adjusted Total Assets)       8,623        4.0      15,384      7.1


     The Company is subject to the regulatory capital requirements of the Federal Reserve Board that are similar to the capital requirements for FDIC insured banks. The following table summarizes, as of June 30, 2002, the capital requirements applicable to the Company and its actual capital ratios. As of June 30, 2002, the Company was in compliance with these capital requirements.

                                        REGULATORY          ACTUAL CAPITAL
                                   CAPITAL REQUIREMENT  CLASSIC BANCSHARES, INC.
                                   -------------------  ------------------------
                                   AMOUNT      PERCENT     AMOUNT    PERCENT
                                   ------      -------     ------    -------
                                             (Dollars in Thousands)
     Total Capital
       (to Risk Weighted Assets)  $13,221        8.0%     $19,115     11.6%
     Tier 1 Capital
       (to Adjusted Total Assets)   8,958        4.0       17,324      7.7


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 28 Accountant's Review Report

         b.  Reports on Form 8-K

             The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 2002:

             Report filed on June 4, 2002 containing press release, dated May 30, 2002 announcing earnings for the fiscal year ended March 31, 2002.

             Report filed on June 11, 2002 containing press release, dated June 6, 2002 announcing its intent to initiate a stock repurchase program.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLASSIC BANCSHARES, INC.
                                    REGISTRANT



Date:  August 14, 2002               /s/ David B. Barbour
       ----------------------       ---------------------------------------
                                    David B. Barbour, President, Chief
                                    Executive Officer and Director
                                    (Duly Authorized Officer)



Date:  August 14, 2002               /s/ Lisah M. Frazier
       ----------------------       ---------------------------------------
                                    Lisah M. Frazier, Chief Operating
                                    Officer, Treasurer and Chief Financial
                                    Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS

   Exhibit
    Number
    ------

     28        Accountant's Review Report

     99.1 Certification of David B. Barbour Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Lisah M. Frazier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002