Form 10QSB
period 2002-09-30
CLASSIC BANCSHARES INC
filed 2002-11-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     -------------------------------------

                                   FORM 10-QSB

              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

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
                                                       --------------

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 8, 2002, there were 1,322,500 shares of the Registrant's common stock issued and 1,105,486 outstanding

         Transitional Small Disclosure (check one):          Yes [   ]    No [X]

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
              and March 31, 2002                                                                         3

              Consolidated Statements of Income for the three and six months
              ended September 30, 2002 and 2001                                                          4

              Consolidated Statements of Comprehensive Income for the three
              and six months ended September 30, 2002 and 2001                                           5

              Consolidated Statements of Stockholders' Equity for the six months
              ended September 30, 2002 (Unaudited) and Year Ended March 31, 2002                         6

              Consolidated Statements of Cash Flows for the six months ended
              September 30, 2002 and 2001                                                               7-8

              Notes to Consolidated Financial Statements                                                9-11

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                    11-16

PART II.      OTHER INFORMATION                                                                         17

              Certifications of Principal Executive Officer and Principal Financial Officer            18-19

              Signatures                                                                                20

              Index to Exhibits                                                                         21


                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,         MARCH 31,
                                                                                2002                 2002
                                                                                ----                 ----
                                                                             (UNAUDITED)
ASSETS
------
  Cash and due from bank                                                     $   7,327,183      $   5,400,046
  Federal funds sold                                                                    --                 --
  Securities available for sale                                                 27,175,656         25,803,491
  Mortgage-backed and related securities available for sale                      8,362,174          9,063,617
  Loans receivable, net                                                        174,476,604        160,315,663
  Real estate acquired in the settlement of loans                                   75,500             77,622
  Accrued interest receivable                                                    1,148,881          1,158,144
  Federal Home Loan Bank stock                                                   1,908,300          1,480,300
  Premises and equipment, net                                                    5,854,619          5,366,126
  Cost in excess of fair value of net assets acquired (goodwill), net of
    accumulated amortization                                                     5,554,549          5,554,549
  Other assets                                                                   1,261,561          1,227,518
                                                                             -------------      -------------
TOTAL ASSETS                                                                 $ 233,145,027      $ 215,447,076
------------                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                       $  20,309,459      $  20,404,210
  Savings, NOW, and money market demand deposits                                61,834,214         57,433,787
  Other time deposits                                                           91,276,445         81,036,439
                                                                             -------------      -------------
              Total deposits                                                   173,420,118        158,874,436
  Securities sold under agreements to repurchase                                 5,328,859          5,395,941
  Advances from Federal Home Loan Bank                                          27,956,015         27,401,157
  Other short-term borrowings                                                      456,480            445,806
  Accrued expenses and other liabilities                                           561,552            501,744
  Accrued interest payable                                                         355,317            374,276
  Accrued income taxes                                                              56,411                 --
  Deferred income taxes                                                          1,013,899            472,761
                                                                             -------------      -------------
              Total Liabilities                                              $ 209,148,651      $ 193,466,121
                                                                             -------------      -------------
Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,105,486 shares outstanding                                  $      13,225      $      13,225
  Additional paid-in capital                                                    20,373,556         20,373,556
  Retained earnings - substantially restricted                                   6,350,846          5,136,114
  Accumulated other comprehensive income (loss)                                    807,714           (325,896)
  Unearned ESOP shares                                                            (643,310)          (643,310)
  Unearned RRP shares                                                              (17,653)           (18,812)
  Treasury stock, at cost                                                       (2,888,002)        (2,553,922)
                                                                             -------------      -------------
              Total Stockholders' Equity                                     $  23,996,376      $  21,980,955
                                                                             -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 233,145,027      $ 215,447,076
------------------------------------------                                   =============      =============



            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                              -------------                -------------
                                                         2002             2001           2002           2001
                                                         ----             ----           ----            ----
INTEREST INCOME
---------------
  Loans                                              $ 3,058,586      $ 3,083,549     $ 6,065,897     $ 6,097,653
  Investment securities                                  383,356          344,400         769,719         692,633
  Mortgage-backed securities                             113,530           45,756         241,162          90,127
  Other interest earning assets                            1,299            3,479           3,600           6,404
                                                     -----------      -----------     -----------     -----------
             TOTAL INTEREST INCOME                     3,556,771        3,477,184       7,080,378       6,886,817
                                                     -----------      -----------     -----------     -----------

INTEREST EXPENSE
  Interest on deposits                                 1,021,308        1,419,955       1,997,277       2,957,229
  Interest on FHLB Advances                              246,346          184,595         509,938         382,735
  Interest on other borrowed funds                        17,621           37,454          34,778          76,095
                                                     -----------      -----------     -----------     -----------
             TOTAL INTEREST EXPENSE                    1,285,275        1,642,004       2,541,993       3,416,059
                                                     -----------      -----------     -----------     -----------

             NET INTEREST INCOME                       2,271,496        1,835,180       4,538,385       3,470,758
Provision for loss on loans                               50,000           70,500         210,000         140,500
                                                     -----------      -----------     -----------     -----------

             NET INTEREST INCOME AFTER PROVISION
             FOR LOSS ON LOANS                         2,221,496        1,764,680       4,328,385       3,330,258
                                                     -----------      -----------     -----------     -----------

NON-INTEREST INCOME
  Service charges and other fees                         341,321          292,984         644,656         588,666
  Gain on sale of securities                                  --              775           4,189             775
  Other income                                            54,615           51,215         107,082          88,847
                                                     -----------      -----------     -----------     -----------
             TOTAL NON-INTEREST INCOME                   395,936          344,974         755,927         678,288
                                                     -----------      -----------     -----------     -----------
NON-INTEREST EXPENSES
  Employee compensation and benefits                     851,311          673,870       1,609,996       1,332,353
  Occupancy and equipment expense                        231,195          238,913         475,805         475,415
  Federal deposit insurance premiums                       6,667            3,170          13,717           6,785
 (Gain) loss on foreclosed real estate                    (1,918)           6,185          13,319          (9,266)
  Other general and administrative expenses              526,840          451,684       1,074,764         926,161
                                                     -----------      -----------     -----------     -----------
             TOTAL NON-INTEREST EXPENSE                1,614,095        1,373,822       3,187,601       2,731,448
                                                     -----------      -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                             1,003,337          735,832       1,896,711       1,277,098
             Income tax expense                          275,132          191,937         512,979         319,765
                                                     -----------      -----------     -----------     -----------
NET INCOME                                               728,205          543,895       1,383,732         957,333
                                                     ===========      ===========     ===========     ===========

Basic earnings per share                             $      0.70      $      0.51     $      1.32     $      0.90
Diluted earnings per share                           $      0.64      $      0.50     $      1.22     $      0.88



            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------                   -------------
                                                               2002            2001             2002            2001
                                                               ----            ----             ----            ----

NET INCOME                                                 $   728,205     $   543,895      $ 1,383,732     $   957,333
                                                           -----------     -----------      -----------     -----------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                           638,129         259,848        1,129,491         226,063

     Reclassification adjustments for realized gains
       (losses) included in earnings, net of tax                    --            (511)           4,119            (511)
                                                           -----------     -----------      -----------     -----------

  Other comprehensive income                                   638,129         259,337        1,133,610         225,552
                                                           -----------     -----------      -----------     -----------

COMPREHENSIVE INCOME (LOSS)                                $ 1,366,334     $   803,232      $ 2,517,342     $ 1,182,885
                                                           ===========     ===========      ===========     ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME                     $   807,714     $    54,479      $   807,714     $    54,479
                                                           ===========     ===========      ===========     ===========



            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           NET UNREALIZED
                                                                                           GAIN (LOSS) ON
                                                          ADDITIONAL                         AVAILABLE          UNEARNED
                                          COMMON          PAID - IN         RETAINED          FOR SALE            ESOP
                                           STOCK           CAPITAL          EARNINGS         SECURITIES          SHARES
                                           -----           -------          --------         ----------          ------
BALANCES AT APRIL 1, 2001              $     13,225     $ 20,317,385     $  3,275,716      $   (171,073)     $   (689,320)

Net income for the year
  ended March 31, 2002                           --               --        2,199,887                --                --
Dividend paid ($.32 per share)                   --               --         (339,489)               --                --
ESOP shares earned                               --           22,519               --                --            46,010
RRP shares earned                                --               --               --                --                --
RRP shares granted                               --            1,250               --                --                --
Tax benefit from RRP                             --           32,402               --                --                --
Purchased 24,000 treasury shares                 --               --               --                --                --
Change in unrealized gain                        --               --               --                --                --
  (loss) on available for sale
  securities, net of applicable
  deferred income taxes of $79,757               --               --               --          (154,823)               --
                                       ------------     ------------     ------------      ------------      ------------
BALANCES AT MARCH 31, 2002                   13,225       20,373,556        5,136,114          (325,896)         (643,310)

Net income for the six months
  ended September 30, 2002                       --               --        1,383,732                --                --
  Dividend paid ($.08 per share)                 --               --         (169,000)               --                --
  RRP shares earned                              --               --               --                --                --
  Purchased 15,100 shares                        --               --               --                --                --
Change in unrealized gain
(loss) on available for sale
securities, net of applicable
deferred income taxes of $416,095                --               --               --         1,133,610                --
                                       ------------     ------------     ------------      ------------      ------------
BALANCES AT SEPTEMBER 30, 2002         $     13,225     $ 20,373,556     $  6,350,846      $    807,714      $   (643,310)
                                       ============     ============     ============      ============      ============





                                            UNEARNED
                                              RRP           TREASURY
                                             SHARES           STOCK             TOTAL
                                             ------           -----             -----
BALANCES AT APRIL 1, 2001               $    (58,434)     $ (2,227,192)     $ 20,460,307

Net income for the year
  ended March 31, 2002                            --                --         2,199,887
Dividend paid ($.32 per share)                    --                --          (339,489)
ESOP shares earned                                --                --            68,529
RRP shares earned                             43,810                --            43,810
RRP shares granted                            (4,188)            2,938                --
Tax benefit from RRP                              --                --            32,402
Purchased 24,000 treasury shares                  --          (329,668)         (329,668)
Change in unrealized gain                         --                --                --
  (loss) on available for sale
  securities, net of applicable
  deferred income taxes of $79,757                --                --          (154,823)
                                        ------------      ------------      ------------
BALANCES AT MARCH 31, 2002                   (18,812)       (2,553,922)       21,980,955

Net income for the six months
  ended September 30, 2002                        --                --         1,383,732
  Dividend paid ($.08 per share)                  --                --          (169,000)
  RRP shares earned                            1,159                --             1,159
  Purchased 15,100 shares                         --          (334,080)         (334,080)
Change in unrealized gain
(loss) on available for sale
securities, net of applicable
deferred income taxes of $416,095                 --                --         1,133,610
                                        ------------      ------------      ------------
BALANCES AT SEPTEMBER 30, 2002          $    (17,653)     $ (2,888,002)     $  3,996,376
                                        ============      ============      ============

            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                              2002               2001
OPERATING ACTIVITIES                                                          ----               ----
--------------------
  Net Income                                                             $  1,383,732      $    957,333
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                          197,308           250,971
       Provision for loss on loans                                            210,000           140,500
       Gain on sale of securities available for sale                           (4,189)             (775)
       Loss (gain) on foreclosed real estate                                   11,547           (11,527)
       Federal Home Loan Bank stock dividends                                 (42,400)          (50,100)
       Deferred income tax (benefit) expense                                  (42,843)            2,981
       Net amortization of mortgage-backed and investment Securities           37,429            77,557
       RRP shares earned                                                        1,159            41,213
  Decrease (increase) in:
       Accrued interest receivable                                              9,263           (23,673)
       Other assets                                                           (39,523)          112,846
  Increase (decrease) in:
       Accrued interest payable                                               (18,959)          (90,212)
       Accrued income taxes                                                    56,411            (8,118)
       Accounts payable and accrued expenses                                   57,920          (236,938)
                                                                         ------------      ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,816,855         1,162,058
                                                                         ------------      ------------
INVESTING ACTIVITIES
--------------------
Securities:
       Proceeds from sale, maturities or calls                              1,447,800           617,300
       Purchased                                                           (1,408,175)       (1,348,223)
  Mortgage-backed securities:
       Principal payments                                                     975,902           642,708
  Purchase of Federal Home Loan Bank Stock                                   (385,600)               --
  Loan originations and principal payments, net                           (14,446,941)       (8,580,271)
  Proceeds from sale of foreclosed real estate                                 66,566           224,284
  Purchases of software                                                            --            (1,747)
  Purchases of premises and equipment                                        (680,322)         (117,425)
                                                                         ------------      ------------
             NET CASH USED BY INVESTING ACTIVITIES                        (14,430,770)       (8,563,374)
                                                                         ------------      ------------


            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ------------------------------
                                                                                2002              2001
                                                                                ----              ----
FINANCING ACTIVITIES
--------------------
  Net increase in deposits                                                  $ 14,545,682      $  2,743,027
  Net proceeds from FHLB borrowings                                              554,858         4,079,083
  (Decrease) increase in securities sold under agreements to repurchase          (67,082)        1,317,487
  Net increase in short-term borrowings                                           10,674           221,388
  Purchase of treasury stock                                                    (334,080)         (276,659)
  Dividends paid                                                                (169,000)         (171,642)
                                                                            ------------      ------------
           NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   14,541,052         7,912,684
                                                                            ------------      ------------
Increase (decrease) in cash and cash equivalents                               1,927,137           511,368
Cash and cash equivalent at beginning of period                                5,400,046         5,606,391
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  7,327,183      $  6,117,759
                                                                            ============      ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
           Cash paid during the period for:
           Interest on deposits and borrowings                              $  1,028,138      $    983,257
           Taxes                                                            $    450,000      $    324,902
           Assets acquired in settlement of loans                           $     76,000      $    242,472
           Net unrealized (loss) gain on securities available for sale      $  1,133,610      $    225,552



            See accompanying Accountant's Review Report and notes to
                       consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The financial statements for fiscal year 2003 are presented for Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. The consolidated balance sheets for September 30, 2002 and March 31, 2002 are for the Company and Classic Bank. The consolidated statements of income include the operations of the Company and Classic Bank for the three and six months ended September 30, 2002 and 2001.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 2002, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

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

(3)      EARNINGS PER SHARE
         ------------------

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

         The weighted average number of shares used in the basic earnings per share computations was 1,047,618 and 1,061,039 for the three-month periods ended September 30, 2002 and 2001, respectively and 1,051,259 and 1,060,440 for the six-month periods ended September 30, 2002 and 2001. The weighted average number of shares used in the diluted earnings per share computations was 1,132,189 and 1,093,560 for the three-month periods ended September 30, 2002 and 2001, respectively and 1,135,830 and 1,092,961 for the six-month period ended September 30, 2002 and 2001, respectively.

         Options to purchase 187,850 shares of common stock were outstanding at September 30, 2002 but 7,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 180,750 shares of common stock were outstanding at September 30, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(4)      GOODWILL AND OTHER INTANGIBLES
         ------------------------------

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

      The changes in the carrying amount of goodwill for the six months ended September 30, 2002, are as follows:

($000s)                                    BANKING SEGMENT
                                           ---------------
Balance as of April 1, 2002                    $5,555
Goodwill acquired                                 --
Impairment losses                                 --
Goodwill written off related to
      disposal of reporting unit                  --
                                               ------
Balance as of September 30, 2002               $5,555
                                               ------

The transitional goodwill impairment test was performed in the second quarter of the Company's 2002 fiscal year. The fair value of that reporting unit was estimated using a multiple of earnings as determined by current industry information. The testing indicated that the fair value of the reporting unit exceeded the carrying amount of the net assets (including goodwill). The Banking segment will be tested for impairment in the third quarter of the Company's 2003 fiscal year. The fair value of the reporting unit will be estimated using a multiple of earnings as determined by current industry information.

(5)      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         ------------------------------------

         The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The loan is for a term of twenty-five years. The Company's subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $25,985 and $16,414 for the three months ended September 30, 2002 and 2001, respectively and $48,855 and $32,447 for the six months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company considered 64,331 shares as unearned ESOP shares with a fair value of $1,444,231.

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

(7)      CASH DIVIDEND
         -------------

         On October 21, 2002, the Board declared a cash dividend of $.08 per share payable on November 18, 2002 to shareholders of record on November 4, 2002.

(8)      CONSTRUCTION OF NEW FACILITY
         ----------------------------

         In April 2002, the Company acquired land in Greenup, Kentucky for the purpose of constructing a new branch bank. The total estimated cost of the new branch, including land, improvements and furnishings, totals approximately $925,000. At the September 30, 2002, the Company had spent approximately $613,000 towards the purchase of land and the construction of the new facility.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         The Company's total assets increased $17.7 million from $215.4 million at March 31, 2002 to $233.1 million at September 30, 2002. The increase was due primarily to an increase in loans of $14.2 million, an increase in cash and cash equivalents of approximately $1.9 million, an increase in investment securities of approximately $1.4 million, an increase in FHLB stock of $400,000 and an increase in premise and equipment of approximately $500,000 offset by a decrease in mortgage-backed securities of approximately $700,000.

         Net loans receivable increased $14.2 million from $160.3 million at March 31, 2002 to $174.5 million at September 30, 2002. Consistent with the Company's strategic plan, the growth in loans was primarily in the areas of consumer and commercial business loans. Consumer loans increased approximately $7.8 million, commercial business loans increased approximately $4.0 million, commercial real estate loans increased approximately $1.4 million and 1-4 family mortgage loans increased approximately $1.0 million.

         Investment securities increased approximately $1.4 from $25.8 million at March 31, 2002 to $27.2 million at September 30, 2002 primarily due to an increase in the market value of these available for sale securities. Purchases of investment securities during the period of $1.4 million were offset by sales, maturities and calls of $1.4 million. Mortgage-backed securities decreased approximately $700,000 from $9.1 million at March 31, 2002 to $8.4 million at September 30, 2002. The decrease was primarily due to principal repayments during the period partially offset by an increase in the market value of these available for sale securities.

         Net deposits increased $14.5 million from $158.9 million at March 31, 2002 to $173.4 million at September 30, 2002. Savings, NOW and money market accounts increased approximately $4.3 million and other time deposits consisting primarily of certificates of deposit increased approximately $10.2 million. The increase in deposits was used to fund loan growth. In the first quarter of the 2003 fiscal year, the Company funded loan growth primarily utilizing short-term, variable rate borrowings, however during the second quarter of the fiscal year the Company was able to increase deposits at attractive rates to fund growth. Several factors contributed to the increased deposits in the second quarter, including the attraction of a large public fund deposit account, deposits from equity fund disintermediation and an increase in certificate of deposit accounts through competitive market pricing in order to lengthen liability maturities.

         Total stockholders' equity was $22.0 million at March 31, 2002 compared to $24.0 million at September 30, 2002. The increase was due to net income recorded for the period and an increase in the market value of available for sale securities offset by the purchase of treasury stock and cash dividends paid.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area including unemployment levels and plant closings, changes in real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
----------------------------------------

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

         The Company reported net income of $728,000 for the three months ended September 30, 2002 compared to net income of $544,000 for the three months ended September 30, 2001. The increase in net income of $184,000 between the two periods was primarily the result of an increase in net interest income of $436,000, an increase in non-interest income of $51,000 and a decrease in provision for loss on loans of $21,000 partially offset by an increase in non-interest expense of $241,000 and an increase in income taxes of $83,000.

         The Company reported net income of $1.4 million for the six months ended September 30, 2002 compared to net income of $957,000 for the six months ended September 30, 2001. The increase in income of $427,000 between the two periods was primarily the result of an increase in net interest income of $1.1 million and an increase in non-interest income of $78,000 partially offset by an increase in provision for loss on loans of $70,000, an increase in non-interest expenses of $456,000 and an increase in income taxes of $193,000.

         INTEREST INCOME. Total interest income increased $80,000 for the three months ended September 30, 2002 and increased $194,000 for the six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001. The increase in interest income for the three and six-month period was due to an increase in the average balance of interest-earning assets of $32.8 million for the three-month period and an increase of $33.0 million for the six-month period offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and an increase in the average balance of mortgage-backed securities. The average balance of loans increased $25.9 million for the three-month period and $25.4 million for the six-month period. The average balance of mortgage-backed securities increased $6.7 million for the three-month period and $5.6 million for the six-month period. The average yield on interest-earning assets was 7.0% for the three and six months ended September 30, 2002 compared to 8.1% for the same periods in 2001. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to the repricing of assets during the period in a declining interest rate environment.

         INTEREST EXPENSE. Interest expense decreased $356,000 and $874,000 for the three and six months ended September 30, 2002 as compared to the same period in 2001. Interest expense decreased for the periods primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.8% for the three and six months ended September 30, 2002 compared to 4.3% and 4.5% for the three and six months ended September 30, 2001. The decrease in the average rate paid on interest-bearing liabilities was due to a significant decline in interest rates in the past twelve months. Most of the Company's interest-bearing liabilities have repriced to lower interest in the past twelve months. All of the Company's borrowings during the period of the interest rate decreases were short-term with variable rates allowing the cost of the borrowings to decrease as rates decreased. Within the past nine months, some of the borrowings have been restructured to long-term, fixed rate borrowings. At September 30, 2002, the Company's FHLB borrowings had an average remaining maturity of 3.2 years and an average cost of 3.6%.

         The average balance of interest-bearing liabilities increased $31.2 million for the three months ended September 30, 2002 compared to the same period in 2001 and the average balance of interest-bearing liabilities increased $30.0 million for the six months ended September 30, 2002 compared to the same period in 2001. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing transaction accounts, an increase in the average balance of certificate of deposit accounts and an increase in the average balance of FHLB borrowings.

         The resulting interest rate spread was 4.2% for the three and six months ended September 30, 2002 compared to 3.8% and 3.6% for the same periods in 2001.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $50,000 and $210,000 for the three and six months ended September 30, 2002 compared to $71,000 and $141,000 for the three and six months ended September 30, 2001 based on management's overall assessment of the loan portfolio. The provision recorded for the three and six-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $51,000 and $78,000 for the three and six months ended September 30, 2002 compared to the same period in 2001. The increase for the three and six-month period is primarily the result of an increase in service charges and other fees on deposits of $48,000 and $56,000, respectively. The increase in service charges and other fees on deposits for the periods is the result of an increased core deposit base. Non-interest income also increased for the three and six-month period due to an increase in other income of $3,000 and $19,000, respectively. Non-interest income also increased for the six-month period due to an increase of $3,000 in the gain recorded on the sale of securities.

         NON-INTEREST EXPENSE. Non-interest expenses increased $241,000 and $456,000 for the three and six months ended September 30, 2002 compared to the same periods in 2001. Non-interest expenses increased $241,000 for the three-month period due to an increase in employee compensation and benefits of $177,000, an increase in stationary, printing and supplies expense of $15,000, an increase in communications expense of $13,000, an increase in marketing and advertising expense of $23,000, an increase in federal deposit insurance premiums of $3,000 and an increase in other general administrative expenses of $26,000 offset by a decrease in occupancy and equipment expense of $8,000 and a decrease in the loss on foreclosed real estate of $8,000.

         Non-interest expenses increased $456,000 for the six-month period due to an increase in employee compensation and benefits of $278,000, an increase in federal deposit insurance premiums of $7,000, an increase in the loss on foreclosed real estate of $23,000, an increase in stationary, printing and supplies of $47,000, an increase in marketing and advertising of $54,000, an increase in taxes paid on capital and deposits of $21,000, an increase in professional fees of $13,000 and an increase in other general and administrative expenses of $13,000.

         Employee compensation and benefits increased for the two periods primarily due to the hiring of staff for our new Greenup County banking office which opened in August 2002; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Stationary, printing and supplies expense also increased due to expenses related to the opening of the new Greenup County office.

         Advertising increased due to the undertaking of an aggressive advertising campaign utilizing the endorsement of a national celebrity. The increase for the six-month period in the loss reported on foreclosed real estate was due to the write-down of a piece of foreclosed real estate.

         INCOME TAX EXPENSE. Income tax expense increased $83,000 and $193,000 for the three and six months ended September 30, 2002 primarily due to an increase in income before income taxes for each period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------

         The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of September 30, 2002 was $1.8 million or 1.0% of the total loans. The March 31, 2002 allowance for loan loss was $1.6 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $210,000 for the six-month period, and had net charge-offs of $15,000 for the six-month period. The allowance for loan losses at September 30, 2002 was allocated as follows: $362,000 to one-to-four family real estate loans, $20,000 to commercial real estate, $69,000 to commercial business loans, $38,000 to consumer loans and $1.3 million remained unallocated.

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

                                                 September 30, 2002    March 31, 2002
                                                 ------------------    --------------
                                                         (Dollars in Thousands)
Non-Accruing Loans ......................               $388                $412
Accruing Loans Delinquent 90 Days or More                343                 244
Foreclosed Assets .......................                 80                  82
                                                        ----                ----
Total Non-Performing Assets .............               $810                $738
Total Non-Performing Assets as a
         Percentage of Total Assets .....                 .3%                 .3%


         Total non-performing assets increased $72,000 from March 31, 2002 to September 30, 2002 due primarily to an increase in accruing 1-4 family real estate loans delinquent 90 days or more. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of September 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2002 and March 31, 2002, cash and cash equivalents totaled $7.3 million and $5.4 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of September 30, 2002 maturing within one year totaled $63.8 million.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB and other third parties. At September 30, 2002, the Company had $28.0 million in borrowings outstanding with the FHLB. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At September 30, 2002, the Company had $5.3 million of repurchase agreements with existing relationship based business customers.

         At September 30, 2002, the Company had outstanding commitments to fund loans of $14.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of September 30, 2002, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 2002, Classic Bank was in compliance with its capital requirements.

                                               REGULATORY         ACTUAL CAPITAL
                                           CAPITAL REQUIREMENT     CLASSIC BANK
                                           -------------------     ---------------
                                            AMOUNT     PERCENT   AMOUNT    PERCENT
                                            ------     -------   ------    -------
                                                    (Dollars in Thousands)
          Total Capital
            (to Risk Weighted Assets)      $13,457       8.0%   $17,979     10.7%
          Tier 1 Capital
            (to Adjusted Total Assets)       8,871       4.0     16,156      7.3


         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of September 30, 2002, the capital requirements applicable to the Company and its actual capital ratios. As of September 30, 2002, the Company was in compliance with its capital requirements.

                                               REGULATORY         ACTUAL CAPITAL
                                           CAPITAL REQUIREMENT     CLASSIC BANK
                                           -------------------   -----------------
                                            AMOUNT     PERCENT   AMOUNT    PERCENT
                                            ------     -------   ------    -------
                                                    (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)       $13,495       8.0%   $19,456     11.5%
         Tier 1 Capital
           (to Adjusted Total Assets)        8,963       4.0     17,633      7.9


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

DISCLOSURE AND INTERNAL CONTROLS
--------------------------------

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain internal controls adopted in connection with applicable accounting guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company has evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report.

         The Company maintains internal controls and has evaluated such controls within 90 days of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              None.

Item 2.       Changes in Securities
              None.

Item 3.       Defaults Upon Senior Securities
              None.

Item 4.       Submission of Matters to a Vote of Security Holders

                   The annual meeting of Shareholders (the "Meeting") of Classic
              Bancshares, Inc. was held on August 6, 2002. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions as to each matter are as follows:


                                 PROPOSAL                                                 NUMBER OF VOTES
                                 --------                                      ------------------------------------
                                                                                                           Broker
                                                                                 For         Withheld     Non-votes
                                                                                 ---         --------     ---------
              Election of the following directors for the terms indicated:

              C. Cyrus Reynolds (three years)                                  870,922          0             0
              David B. Barbour (three years)                                   870,922          0             0
              Jeffery P. Lopez, M.D. (three years)                             870,922          0             0

              The ratification of the appointment of Smith,
              Goolsby, Artis & Reams, P.S.C. as the
              Company's auditors for the fiscal year ending
              March 31, 2003                                                   870,922          0             0

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K
              a.  Exhibits

                  Exhibit 28 Accountant's Review Report
                  Exhibit 99.1 Certification of David B. Barbour pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification of Lisah M. Frazier pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              b.  Reports on Form 8-K
                  The Registrant filed the following current reports on Form
              8-K during the three months ended September 20, 2003:

                  Press release, dated July 22, 2002 announcing earnings for the quarter ending June 30, 2002 and declaring a cash dividend.

                   Presentation for analysts and investors presented on July 25,
              2002 at the 2002 Keefe, Bruyette & Woods Community Bank Investor Conference and on August 6, 2002 at the Company's Annual Meeting of Stockholders.

           Certification of Principal Executive Officer and Principal Financial Officer CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

I, David B. Barbour, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Classic Bancshares, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002    /s/ David B. Barbour
      -----------------    -----------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer
                           and Director (Duly Authorized Officer)

           Certification of Principal Executive Officer and Principal Financial Officer CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

I, Lisah M. Frazier, certify that:

7) I have reviewed this quarterly report on Form 10-QSB of Classic Bancshares, Inc.;

8) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002     /s/ Lisah M. Frazier
      -----------------     ----------------------------------------------------
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

                                           CLASSIC BANCSHARES, INC.
                                           REGISTRANT





Date:   November 13, 2002   /s/ David B. Barbour
        -----------------   ----------------------------------------------------
                            David B. Barbour, President, Chief Executive Officer
                            and Director (Duly Authorized Officer)





Date:   November 13, 2002   /s/ Lisah M. Frazier
        -----------------   ----------------------------------------------------
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