Form 10QSB
period 2002-12-31
CLASSIC BANCSHARES INC
filed 2003-02-14
CIK 1001627

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to ___________


         Commission File Number 0-27170

                            CLASSIC BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            61-1289391
-------------------------------                          ----------------------
(State or other jurisdiction of                          Identification Number)
incorporation or organization)                             (I.R.S. Employer


              344 SEVENTEENTH STREET, ASHLAND, KENTUCKY     41101
              -----------------------------------------   ----------
               (Address of principal executive offices)   (ZIP Code)

Registrant's telephone number, including area code:      (606) 326-2800
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

As of February 10, 2003, there were 1,322,500 shares of the Registrant's common stock issued and 1,105,486 outstanding.

         Transitional Small Disclosure (check one):    Yes [   ]    No  [X]

                          CLASSIC BANCSHARES, INC.

                                   INDEX
                                   -----

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2002
         (Unaudited) and March 31, 2002                                      3

         Consolidated Statements of Income for the three and nine
         months ended December 31, 2002 and 2001                             4

         Consolidated Statements of Comprehensive Income for the
         three and nine months ended December 31, 2002 and 2001              5

         Consolidated Statements of Stockholders' Equity for the
         nine months ended December 31, 2002 and 2001                        6

         Consolidated Statements of Cash Flows for the nine months
         ended December 31, 2002 and 2001                                  7-8

         Notes to Consolidated Financial Statements                          9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12-18

PART II. OTHER INFORMATION                                                  19

         Certifications of Principal Executive Officer and Principal     20-21
         Financial Officer

         Signatures                                                        22

         Index to Exhibits                                                 23

                          CLASSIC BANCSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,         MARCH 31,
                                                            2002               2002
                                                            ----               ----
                                                        (UNAUDITED)
ASSETS
------
  Cash and due from bank                              $  5,771,176        $  5,400,046
  Federal funds sold                                             0                   0
  Securities available for sale                         27,219,349          25,803,491
  Mortgage-backed and related securities
    available for sale                                   7,100,558           9,063,617
  Loans receivable, net                                180,160,836         160,315,663
  Real estate acquired in the settlement
    of loans                                                     0              77,622
  Accrued interest receivable                            1,288,858           1,158,144
  Federal Home Loan Bank stock                           1,929,900           1,480,300
  Premises and equipment, net                            6,044,005           5,366,126
  Cost in excess of fair value of net
    assets acquired (goodwill),
    net of accumulated amortization                      5,554,549           5,554,549
  Other assets                                           1,556,945           1,227,518
                                                      -------------       -------------
TOTAL ASSETS                                          $236,626,176        $215,447,076
------------                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                $ 21,536,050        $ 20,404,210
  Savings, NOW, and money market demand deposits        63,940,115          57,433,787
  Other time deposits                                   90,511,568          81,036,439
                                                      -------------       -------------
                   Total deposits                      175,987,733         158,874,436
  Securities sold under agreements to repurchase         4,630,401           5,395,941
  Advances from Federal Home Loan Bank                  29,146,862          27,401,157
  Other short-term borrowings                              500,577             445,806
  Accrued expenses and other liabilities                   722,199             501,744
  Accrued interest payable                                 350,463             374,276
  Accrued income taxes                                      11,117                   0
  Deferred income taxes                                    863,124             472,761
                                                      -------------       -------------
                   Total Liabilities                  $212,212,476        $193,466,121
                                                      -------------       -------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value, 1,322,500 shares
    issued and 1,105,486 shares outstanding           $     13,225        $     13,225
  Additional paid-in capital                            20,373,556          20,373,556
  Retained earnings - substantially restricted           7,055,587           5,136,114
  Accumulated other comprehensive income (loss)            515,032            (325,896)
  Unearned ESOP shares                                    (643,310)           (643,310)
  Unearned RRP shares                                      (12,388)            (18,812)
  Treasury stock, at cost                               (2,888,002)         (2,553,922)
                                                      -------------       -------------
                   Total Stockholders' Equity         $ 24,413,700        $ 21,980,955
                                                      -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $236,626,176        $215,447,076
------------------------------------------            =============       =============

                  See accompanying Accountant's Review Report and
                     notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      DECEMBER 31,                  DECEMBER 31,
                                                      ------------                  ------------

                                                   2002           2001          2002            2001
                                                   ----           ----          ----            ----
INTEREST INCOME
---------------

Loans                                          $  3,105,170    $2,951,456    $ 9,171,067    $  9,049,109
  Investment securities                             382,111       404,564      1,151,829       1,097,197
  Mortgage-backed securities                         91,799        63,141        332,960         153,269
  Other interest earning assets                       1,620         3,632          5,220          10,036
                                               -------------   -----------   ------------   -------------
       TOTAL INTEREST INCOME                      3,580,700     3,422,793     10,661,076      10,309,611
                                               -------------   -----------   ------------   -------------

INTEREST EXPENSE
----------------

  Interest on deposits                              987,525     1,256,193      2,984,802       4,213,422
  Interest on FHLB Advances                         240,527       140,369        750,465         523,104
  Interest on other borrowed funds                   13,298        24,426         48,076         100,521
                                               -------------   -----------   ------------   -------------
       TOTAL INTEREST EXPENSE                     1,241,350     1,420,988      3,783,343       4,837,047
                                               -------------   -----------   ------------   -------------

       NET INTEREST INCOME                        2,339,350     2,001,805      6,877,733       5,472,564

Provision for loss on loans                          96,000       127,000        306,000         267,500
                                               -------------   -----------   ------------   -------------

       NET INTEREST INCOME AFTER
        PROVISION FOR LOSS ON LOANS               2,243,350     1,874,805      6,571,733       5,205,064
                                               -------------   -----------   ------------   -------------

NON-INTEREST INCOME
-------------------

  Service charges and other fees                    383,255       312,166      1,027,911         900,832
  Gain on sale of securities                          6,800         6,241         10,989           7,015
  Other income                                       74,366       100,748        181,448         189,595
                                               -------------   -----------   ------------   -------------
       TOTAL NON-INTEREST INCOME                    464,421       419,155      1,220,348       1,097,442
                                               -------------   -----------   ------------   -------------

NON-INTEREST EXPENSES
---------------------

  Employee compensation and benefits                785,490       744,292      2,395,487       2,076,645
  Occupancy and equipment expense                   269,644       220,581        745,449         695,996
  Other general and administrative expense          559,897       478,808      1,661,695       1,402,488
                                               -------------   -----------   ------------   -------------
       TOTAL NON-INTEREST EXPENSE                 1,615,031     1,443,681      4,802,631       4,175,129
                                               -------------   -----------   ------------   -------------

INCOME BEFORE INCOME TAXES                        1,092,740       850,279      2,989,450       2,127,377
--------------------------

       Income tax expense                           304,706       227,170        817,685         546,935
                                               -------------   -----------   ------------   -------------

NET INCOME                                          788,034       623,109      2,171,765       1,580,442
----------                                     =============   ===========   ============   =============

Basic earnings per share                       $       0.76     $    0.59    $      2.07    $       1.50
Diluted earnings per share                     $       0.70     $    0.57    $      1.91    $       1.45



See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                          ------------                  ------------

                                                       2002           2001           2002           2001
                                                       ----           ----           ----           ----

NET INCOME                                          $   788,034    $  623,109    $  2,171,765    $ 1,580,442
                                                    ------------   -----------   -------------   ------------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on
        securities during the period, net of tax        288,194      (353,017)        833,675       (127,976)

     Reclassification adjustments for realized gains
     (losses) included in earnings, net of tax            4,488         4,119           7,253          4,630
                                                    ------------   -----------   -------------   ------------

  Other comprehensive income                            292,682      (348,898)        840,928       (123,346)
                                                    ------------   -----------   -------------   ------------

COMPREHENSIVE INCOME (LOSS)                         $ 1,080,716    $  274,211    $  3,012,693    $ 1,457,096
                                                    ============   ===========   =============   ============

ACCUMULATED OTHER COMPREHENSIVE INCOME              $   515,032    $ (294,419)   $    515,032    $  (294,419)
                                                    ============   ===========   =============   ============



See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   NET UNREALIZED
                                                                   GAIN (LOSS) ON   UNEARNED UNEARNED
                                             PAID-IN     RETAINED   AVAILABLE FOR     ESOP     RRP        TREASURY
                                   COMMON    -------     --------   -------------    ------   ------      --------
                                    STOCK     CAPITAL    EARNINGS   SALE SECURITIES  SHARES   SHARES        STOCK          TOTAL
                                    -----     -------    --------   ---------------  ------   ------        -----          -----
BALANCES AT APRIL 1, 2001           $ 13,225  $12,830,398  $10,762,703  $(171,073)  $(689,320) $(58,434) $(2,227,192) $20,460,307

  Net income for the nine months
   ended December 31, 2001                 -            -    1,580,442          -           -         -            -    1,580,442
  Dividend paid ($.08 per share)           -            -     (255,378)         -           -         -            -     (255,378)
  RRP shares earned                        -            -            -          -           -    45,007            -       45,007
  Purchased 24,000 treasury shares         -            -            -          -           -         -     (329,668)    (329,668)
  Change in unrealized gain                -            -            -          -           -         -            -            0
   (loss) on available for
   sale securities, net of
   applicable deferred income
   taxes of $63,452                        -            -            -   (123,346)          -         0            -     (123,346)
                                    --------- ------------ ------------ ----------- ---------- --------- ------------ -----------

BALANCES AT DECEMBER 31, 2001       $ 13,225  $12,830,398  $12,087,767  $(294,419)  $(689,320) $(13,427) $(2,556,860) $21,377,364
                                    ========= ============ ============ =========== ========== ========= ============ ===========

BALANCES AT APRIL 1, 2002             13,225   20,373,556    5,136,114   (325,896)   (643,310)  (18,812)  (2,553,922)  21,980,955

  Net income for the nine months
   ended December 31, 2002                 -            -    2,171,765          -           0         -            -    2,171,765
  Dividend paid ($.08 per share)           -            -     (252,292)         -           0         -            -     (252,292)
  RRP shares earned                        -            -            -          -           0     6,424            -        6,424
  Purchased 15,100 shares                  -            -            -          -           0         0     (334,080)    (334,080)
  Change in unrealized gain
  (loss) on available for
  sale securities, net of
  applicable deferred income
  taxes of $433,051                        -            -            0    840,928           -         -            -      840,928
                                    --------- ------------ ------------ ----------- ---------- --------- ------------ -----------

BALANCES AT DECEMBER 31, 2002       $ 13,225  $20,373,556  $ 7,055,587  $ 515,032   $(643,310) $(12,388) $(2,888,002) $24,413,700
                                    ========= ============ ============ =========== ========== ========= ============ ===========


See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                                 2002           2001
                                                                 ----           ----

OPERATING ACTIVITIES
--------------------
  Net Income                                                  2,171,765      1,580,442
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                            304,301        359,758
       Provision for loss on loans                              306,000        267,500
       Gain on sale of securities available for sale            (10,989)        (7,015)
       Gain on foreclosed real estate                            (1,453)       (12,027)
       Federal Home Loan Bank stock dividends                   (64,000)       (70,100)
       Deferred income tax benefit                              (42,843)       (17,636)
       Net amortization of mortgage-backed and investment
         securities                                              63,312         69,548
       RRP shares earned                                          6,424         45,007
  Decrease (increase) in:
       Accrued interest receivable                             (130,714)       (95,046)
       Other assets                                            (341,829)       (34,591)
  Increase (decrease) in:
       Accrued interest payable                                 (23,813)      (145,634)
       Accrued income taxes                                      11,117         (5,410)
       Accounts payable and accrued expenses                    221,432        (64,682)
                                                            -----------    -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES          2,468,710      1,870,114
                                                            -----------    -----------

INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                1,904,600      1,292,224
       Purchased                                             (2,377,125)    (2,223,223)
  Mortgage-backed securities:

       Purchased                                                      0     (6,991,295)
       Principal payments                                     2,240,568        765,687
  Purchase of Federal Home Loan Bank Stock                     (385,600)             0
  Loan originations and principal payments, net             (20,227,173)   (17,488,055)
  Proceeds from sale of foreclosed real estate                  155,066        239,284
  Purchases of software                                               0         (1,747)
  Purchases of premises and equipment                          (969,777)      (147,913)
                                                            -----------    -----------
          NET CASH USED BY INVESTING ACTIVITES              (19,659,441)   (24,555,038)
                                                            -----------    -----------


See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                              ------------
                                                                        2002                2001
                                                                        ----                ----

FINANCING ACTIVITIES
--------------------

  Net increase in deposits                                         $ 17,113,297    $ 19,498,131
  Net proceeds from FHLB borrowings                                   1,745,705       5,034,325
  (Decrease) increase in securities sold under agreements to
    repurchase                                                         (765,540)      1,528,037
  Net increase (decrease) in short-term borrowings                       54,771        (212,265)
  Purchase of treasury stock                                           (334,080)       (329,668)
  Dividends paid                                                       (252,292)       (255,378)
                                                                   ------------    ------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           17,561,861      25,263,182
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents                        371,130       2,578,258
Cash and cash equivalent at beginning of period                       5,400,046       5,606,391
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  5,771,176    $  8,184,649
                                                                   ============    ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION

          Cash paid during the period for:

            Interest on deposits and borrowings                    $  1,484,324    $  1,363,756
            Taxes                                                  $    800,000    $    569,981
          Assets acquired in settlement of loans                   $     76,000    $    288,033

          Net unrealized (loss) gain on securities available for
          sale                                                     $    840,928    $   (123,346)



See accompanying Accountant's Review Report and notes to consolidated financial statements

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)      PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The financial statements for fiscal year 2003 are presented for Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. The consolidated balance sheets for December 31, 2002 and March 31, 2002 are for the Company and Classic Bank. The consolidated statements of income include the operations of the Company and Classic Bank for the three and nine months ended December 31, 2002 and 2001.

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 2002, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

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

(3)      EARNINGS PER SHARE
         -------------------

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

         The weighted average number of shares used in the basic earnings per share computations was 1,040,204 and 1,049,550 for the three-month periods ended December 31, 2002 and 2001, respectively and 1,047,448 and 1,056,797 for the nine-month periods ended December 31, 2002 and 2001. The weighted average number of shares used in the diluted earnings per share computations was 1,127,129 and 1,084,419 for the three-month periods ended December 31, 2002 and 2001, respectively and 1,134,373 and 1,091,666 for the nine-month periods ended December 31, 2002 and 2001, respectively.

         Options to purchase 187,850 shares of common stock were outstanding at December 31, 2002 but 7,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 180,750 shares of common stock were outstanding at December 31, 2001 but 10,550 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

      The changes in the carrying amount of goodwill for the nine months ended December 31, 2002, are as follows:



($000s)                                         BANKING SEGMENT
                                                ---------------

Balance as of April 1, 2002                          $5,555
Goodwill acquired                                      --
Impairment losses                                      --
Goodwill written off related to
      disposal of reporting unit                       --
                                                     ------
Balance as of December 31, 2002                      $5,555
                                                     ------

The annual goodwill impairment test was performed in the third quarter of the Company's 2003 fiscal year. To determine an estimate of the banking segment's fair value, we utilized a market approach (comparative transactions method). The comparative transactions method is based on the consideration of recent sales of stock of similar companies. Under the comparative transactions method, comparisons are made of the relationship of selling prices to such indicators as total assets, total deposits, total core deposits, total equity, total tangible equity and earnings. The testing indicated that the fair value of the reporting unit exceeded the carrying amount of the net assets (including goodwill). The goodwill will be tested annually for impairment.

(5)      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
         -----------------------------------

         The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees. The ESOP borrowed $1,058,000 from the Company, and purchased 105,800 common shares, equal to 8% of the total number of shares issued in the conversion. The loan is for a term of twenty-five years. The Company's subsidiary bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares committed to be released and unallocated shares is reported as a reduction of stockholders' equity. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. Furthermore, ESOP shares that have not been committed to be released are not considered outstanding. The expense under the ESOP was $26,480 and $17,064 for the three months ended December 31, 2002 and 2001, respectively and $75,335 and $49,511 for the nine months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company considered 64,331 shares as unearned ESOP shares with a fair value of $1,647,517.

(6)      STOCK OPTION AND INCENTIVE PLANS AND RECOGNITION AND RETENTION PLAN
         -------------------------------------------------------------------

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

(7)      CASH DIVIDEND
         -------------

         On January 21, 2003, the Board declared a cash dividend of $.08 per share payable on February 18, 2003 to shareholders of record on February 4, 2003.

(8)      CONSTRUCTION OF NEW FACILITY
         ----------------------------

         In April 2002, the Company acquired land in Greenup, Kentucky for the purpose of constructing a new branch bank. The total estimated cost of the new branch, including land, improvements and furnishings, totals approximately $925,000. The construction of the facility was completed in December 2002 and the Company spent approximately $855,000 towards the purchase of land and the construction of the new facility.

(9)      ACQUISITION OF FIRST FEDERAL FINANCIAL BANCORP, INC.
         ---------------------------------------------------

         On December 30, 2002, the Company entered into an Agreement and Plan of Merger (the "Agreement") with First Federal Financial Bancorp, Inc. ("First Federal"). Under the terms of the Agreement, First Federal will merge into the Company in a transaction valued at approximately $11.5 million. Under the terms of the agreement, First Federal shareholders may elect to receive either shares of the Company's common stock, $24.00 in cash or a combination of stock and cash in exchange for their shares of First Federal common stock. The elections of First Federal shareholders will be subject to the requirement that 50% of First Federal shares be exchanged for cash and 50% be exchanged for the Company's common stock.

         Under the terms of the agreement, the number of shares of the Company's common stock for which each First Federal share will be exchanged will be .9797. Based on the above, the total number of the Company's shares to be issued in the transaction is anticipated to be 226,615 and the total amount of cash to be paid in the transaction is anticipated to be $5.5 million.

         The merger is subject to certain condition, including the approval of the shareholders of the Company and First Federal and receipt of regulatory approval. The merger is expected to be completed in the second quarter of 2003.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         The Company's total assets increased $21.2 million from $215.4 million at March 31, 2002 to $236.6 million at December 31, 2002. The increase was due primarily to an increase in loans of $19.9 million, an increase in investment securities of approximately $1.4 million, an increase in cash and cash equivalents of approximately $400,000, an increase in FHLB stock of $400,000, an increase in premise and equipment of approximately $700,000 and an increase in other assets of approximately $400,000 offset by a decrease in mortgage-backed securities of approximately $2.0 million.

         Net loans receivable increased $19.9 million from $160.3 million at March 31, 2002 to $180.2 million at December 31, 2002. Consistent with the Company's strategic plan, the growth in loans was primarily in the areas of consumer and commercial business loans. Consumer loans increased approximately $8.9 million, commercial business loans increased approximately $7.2 million, 1-4 family mortgage loans increased approximately $2.0 million and commercial real estate loans increased approximately $1.8 million. The Company experienced loan growth for the period due to use of an incentive plan for lending personnel, and competitive loan rates.

         Investment securities increased approximately $1.4 million from $25.8 million at March 31, 2002 to $27.2 million at December 31, 2002 primarily due to an increase in the market value of these available for sale securities of $963,000. The remainder of the increase was due to purchases of investment securities during the period of $2.4 million offset by sales, maturities and calls of $1.9 million. Mortgage-backed securities decreased approximately $2.0 million from $9.1 million at March 31, 2002 to $7.1 million at December 31, 2002. The decrease was primarily due to principal repayments during the period partially offset by an increase in the market value of these available for sale securities.

         Net deposits increased $17.1 million from $158.9 million at March 31, 2002 to $176.0 million at December 31, 2002. Non-interest bearing demand deposits increased approximately $1.1 million, savings, NOW and money market accounts increased approximately $6.5 million and other time deposits consisting primarily of certificates of deposit increased approximately $9.5 million. The increase in deposits was used to fund loan growth. In the first quarter of the 2003 fiscal year, the Company funded loan growth primarily utilizing short-term, variable rate borrowings, however during the second and third quarters of the fiscal year the Company was able to increase deposits at attractive rates to fund growth. Several factors contributed to the increased deposits in the second and third quarters, including the attraction of a large public fund deposit account, deposits from equity fund disintermediation and an increase in certificate of deposit accounts primarily through competitive market pricing in order to lengthen liability maturities.

         Total stockholders' equity was $22.0 million at March 31, 2002 compared to $24.4 million at December 31, 2002. The increase was due to net income recorded for the period and an increase in the market value of available for sale securities offset by the purchase of treasury stock and cash dividends paid.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area including unemployment levels and plant closings, changes in real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, the failure to achieve anticipated merger cost savings or difficulty in merger integration, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE
--------------------------------------------------------------------------------
MONTHS ENDED DECEMBER 31, 2002 AND 2001
---------------------------------------

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

         The Company reported net income of $788,000 for the three months ended December 31, 2002 compared to net income of $623,000 for the three months ended December 31, 2001. The increase in net income of $165,000 between the two periods was primarily the result of an increase in net interest income of $338,000, an increase in non-interest income of $45,000 and a decrease in provision for loss on loans of $31,000 partially offset by an increase in non-interest expense of $171,000 and an increase in income taxes of $78,000.

         The Company reported net income of $2.2 million for the nine months ended December 31, 2002 compared to net income of $1.6 million for the nine months ended December 31, 2001. The increase in income of $591,000 between the two periods was primarily the result of an increase in net interest income of $1.4 million and an increase in non-interest income of $123,000 partially offset by an increase in provision for loss on loans of $39,000, an increase in non-interest expense of $628,000 and an increase in income taxes of $271,000.

         INTEREST INCOME. Total interest income increased $158,000 for the three months ended December 31, 2002 and increased $351,000 for the nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001. The increase in interest income for the three and nine-month period was due to an increase in the average balance of interest-earning assets of $29.4 million for the three-month period and an increase of $31.6 million for the nine-month period offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and an increase in the average balance of mortgage-backed securities. The average balance of loans increased $25.7 million for the three-month period and $25.5 million for the nine-month period. The average balance of mortgage-backed securities increased $2.3 million for the three-month period and $4.5 million for the nine-month period. The average yield on interest-earning assets was 6.9% for the three months ended December 31, 2002 and 7.0% for the nine months ended December 31, 2002 compared to 7.6% and 7.9% for the same periods in 2001. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to the repricing of assets during the period in a declining interest rate environment.

         INTEREST EXPENSE. Interest expense decreased $180,000 and $1.1 million for the three and nine months ended December 31, 2002 as compared to the same period in 2001. Interest expense decreased for the periods primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.6% and 2.7% for the three and nine months ended December 31, 2002 compared to 3.5% and 4.2% for the three and nine months ended December 31, 2001. The decrease in the average rate paid on interest-bearing liabilities was due to a significant decline in interest rates in the past twelve months. Most of the Company's interest-bearing liabilities have repriced to lower interest rates in the past twelve months. All of the Company's borrowings during the period of the interest rate decreases were short-term with variable rates allowing the cost of the borrowings to decrease as rates decreased. Within the past six months, some of the borrowings have been restructured to long-term, fixed rate borrowings. At December 31, 2002, the Company's FHLB borrowings had an average remaining maturity of 2.8 years and an average cost of 3.3%.

         The average balance of interest-bearing liabilities increased $27.1 million for the three months ended December 31, 2002 compared to the same period in 2001 and the average balance of interest-bearing liabilities increased $29.0 million for the nine months ended December 31, 2002 compared to the same period in 2001. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing transaction accounts, an increase in the average balance of certificate of deposit accounts and an increase in the average balance of FHLB borrowings.

         The resulting interest rate spread was 4.3% for the three and nine months ended December 31, 2002 compared to 4.1% and 3.7% for the same periods in 2001.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $96,000 and $306,000 for the three and nine months ended December 31, 2002 compared to $127,000 and $267,500 for the three and nine months ended December 31, 2001 based on management's overall assessment of the loan portfolio. The provision recorded for the three and nine-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, charge-off history, peer data and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $45,000 and $123,000 for the three and nine months ended December 31, 2002 compared to the same period in 2001. The increase for the three and nine-month period is primarily the result of an increase in service charges and other fees on deposits of $71,000 and $127,000, respectively offset by a decrease in other income for the three and nine-month period of $26,000 and $8,000. The increase in service charges and other fees on deposits for the periods is the result of an increased core deposit base. Non-interest income also increased for the nine-month period due to an increase of $4,000 in the gain recorded on the sale of securities.

         NON-INTEREST EXPENSE. Non-interest expenses increased $171,000 and $628,000 for the three and nine months ended December 31, 2002 compared to the same periods in 2001. Non-interest expenses increased $171,000 for the three-month period due to an increase in employee compensation and benefits of $41,000, an increase in occupancy and equipment expense of $49,000, an increase in tax on deposits of $29,000, an increase in stationary, printing and supplies expense of $12,000, an increase in communications expense of $8,000, and an increase in other general administrative expenses of $32,000.

         Non-interest expenses increased $628,000 for the nine-month period due to an increase in employee compensation and benefits of $319,000, an increase in stationary, printing and supplies of $62,000, an increase in technology expense related to on-line banking, ATM and other services of $52,000, an increase in occupancy and equipment expense of $49,000, an increase in taxes paid on capital and deposits of $44,000, an increase in marketing and advertising of $24,000, an increase in federal deposit insurance premiums of $7,000, an increase in the loss on foreclosed real estate of $10,000, an increase in insurance expense of $10,000 and an increase in other general and administrative expenses of $51,000.

         Employee compensation and benefits increased for the two periods primarily due to the hiring of staff for our new Greenup County banking office which opened in August 2002; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Stationary, printing and supplies expense and occupancy and equipment expense also increased due to expenses related to the opening of the new Greenup County office.

         Advertising increased due to the undertaking of an aggressive advertising campaign utilizing the endorsement of a national celebrity. The increase for the nine-month period in the loss reported on foreclosed real estate was due to the write-down of a piece of foreclosed real estate.

         INCOME TAX EXPENSE. Income tax expense increased $78,000 and $271,000 for the three and nine months ended December 31, 2002 primarily due to an increase in income before income taxes for each period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------

         The allowance for loan losses is calculated based upon an evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the payment status of a loan, peer data, the borrower's ability to repay the loan, the estimated fair value of the underlying collateral, anticipated economic conditions that may affect the borrower's repayment ability and the Company's historical charge-offs. The Company's allowance for loan losses as of December 31, 2002 was $1.9 million or 1.1% of the total loans. The March 31, 2002 allowance for loan loss was $1.6 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $306,000 for the nine-month period, and had net charge-offs of $23,000 for the nine-month period. The allowance for loan losses at December 31, 2002 was allocated as follows: $337,000 to one-to-four family real estate loans, $17,000 to commercial real estate, $92,000 to commercial business loans, $31,000 to consumer loans and $1.4 million remained unallocated.

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

                                         December 31, 2002      March 31, 2002
                                         -----------------      --------------
                                                 (Dollars in Thousands)

Non-Accruing Loans ......................   $  353                  $  412
Accruing Loans Delinquent 90 Days or More    1,022                     244
Foreclosed Assets .......................        4                      82
                                            ------                  ------

Total Non-Performing Assets .............   $1,379                  $  738
Total Non-Performing Assets as a
         Percentage of Total Assets .....       .6%                     .3%

         Total non-performing assets increased $641,000 from March 31, 2002 to December 31, 2002 due primarily to an increase in non-performing loans in primarily the 1-4 family mortgage portfolio and commercial real estate portfolio. The increase includes a few large delinquent 1-4 family mortgage loans and commercial real estate loans which management believes are adequately collateralized and which involve borrowers which management believes have sufficient resources to service the debt. Management does not feel that this is an indication of a trend of increased non-performing assets for the Company. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of December 31, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2002 and March 31, 2002, cash and cash equivalents totaled $5.8 million and $5.4 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 2002 maturing within one year totaled $63.0 million. Management believes based on experience that most of these funds will remain with the Company.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on interest-bearing deposits, and liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB and other third parties. At December 31, 2002, the Company had $29.1 million in borrowings outstanding with the FHLB. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At December 31, 2002, the Company had $4.6 million of repurchase agreements with existing relationship based business customers.

         At December 31, 2002, the Company had outstanding commitments to fund loans of $18.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of December 31, 2002, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 2002, Classic Bank was in compliance with its capital requirements.


                                                   REGULATORY              ACTUAL CAPITAL
                                              CAPITAL REQUIREMENT           CLASSIC BANK
                                              -------------------           ------------
                                               AMOUNT      PERCENT      AMOUNT      PERCENT
                                               ------      -------      ------      -------
                                                        (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)            $13,926       8.0%    $  18,892      10.9%
         Tier 1 Capital
           (to Adjusted Total Assets)             9,144       4.0        16,980       7.4

         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of December 31, 2002, the capital requirements applicable to the Company and its actual capital ratios. As of December 31, 2002, the Company was in compliance with its capital requirements.


                                                   REGULATORY              ACTUAL CAPITAL
                                              CAPITAL REQUIREMENT           CLASSIC BANK
                                              -------------------           ------------
                                               AMOUNT      PERCENT      AMOUNT      PERCENT
                                               ------      -------      ------      -------
                                                        (Dollars in Thousands)

         Total Capital
           (to Risk Weighted Assets)         $13,966         8.0%      $20,255        11.6%
         Tier 1 Capital
           (to Adjusted Total Assets)          9,187         4.0        18,343         8.0

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

                        ITEM 3 - CONTROLS AND PROCEDURES

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain internal controls adopted in connection with applicable accounting guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report and found them to be adequate.

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

                The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 2002:

                Report filed on November 1, 2002 containing press release, dated October 30, 2002, announcing earnings for the quarter ending September 30, 2002 and declaring a cash dividend.

                Report filed December 31, 2002 containing press release, dated December 30, 2002, announcing merger agreement between the Company and First Federal Bancorp, Inc.

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Signature and Title:   /s/ David B. Barbour              Date:  2/13/03
                       ------------------------------           ---------------
                           David B. Barbour
                           President and Chief
                            Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Signature and Title: /s/ Lisah M. Frazier            Date: 2/13/03
                     ---------------------------           ---------------------
                         Lisah M. Frazier
                         Chief Operating Officer
                          and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CLASSIC BANCSHARES, INC.
                                     REGISTRANT

Date:    _______________________     /s/ David B. Barbour
                                     ------------------------------------
                                     David B. Barbour, President, Chief
                                     Executive Officer and Director
                                      (duly Authorized Officer)



Date:    _______________________     /s/ Lisah M. Frazier
                                     ---------------------------------------
                                     Lisah M. Frazier, Chief Operating Officer,
                                     Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)

------------------------------------------------------------------------------
                                   INDEX TO EXHIBITS

Exhibit
Number
-------

   28              Accountant's Review Report

  99.1             Certification of David B. Barbour Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2             Certification of Lisah M. Frazier Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the quarterly report of Classic Bancshares, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David B. Barbour, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: 2/13/03                     /s/ David B. Babour
       -------------------------    ------------------------------------------
                                      David B. Barbour
                                      President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of Classic Bancshares, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lisah M. Frazier, Chief Operations Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: 2/13/03                    /s/ Lisah M. Frazier
      --------------------       ----------------------------------------------
                                 Lisah M. Frazier
                                 Chief Operations Officer and
                                  Chief Financial Officer

SMITH, GOOLSBY,
ARITS & REAMS, P.S.C.

CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551 1330 CARTER AVE.
ASHLAND, KENTUCKY 41105-0551
(606) 329-1171     FAX (606) 326-0590

Board of Directors
Classic Bancshares, Inc.

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying consolidated statement of conditions as of December 31, 2002 and the related consolidated statements of income and comprehensive income for the three and six month periods ended December 31, 2002 and 2001, and the consolidated statements of stockholders equity for he nine months ended December 31, 2002, and the consolidated statements of cash flow for the nine months ended December 31, 2002 and 2001, in accordance with Statement on Standards for Accounting and Review Services issues by the American Institute of Certified Public Accountants. The financial statements are the responsibility of the corporation's management.

A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any materials modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of March 31, 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated June 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Smith, Goolsby, Artis & Reams, psc
--------------------------------------
Ashland, Kentucky
February 11, 2003