Form 10-K
period 2003-03-31
CLASSIC BANCSHARES INC
filed 2003-06-30
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, par value $.01 per share


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $15.9 million in gross income for the year ended March 31, 2003.

         As of June 27, 2003, there were issued and outstanding 1,334,151 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last sale price of such stock on the Nasdaq SmallCap Market as of June 27, 2003 was approximately $32.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE


         Part III of Form 10-KSB - - Proxy Statement For 2003 Annual Meeting of Stockholders

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Classic Bancshares, Inc. ("Classic" or the "Company"), a Delaware corporation, is a financial holding company, which has as its primary wholly-owned subsidiary Classic Bank, a Kentucky chartered commercial bank. The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization (the "Conversion") on December 28, 1995. The Company became a bank holding company effective September 30, 1996 and a financial holding company effective June 30, 2000. The Company and its subsidiary each operate under the direction of a Board of Directors and officers.

         As a community-oriented financial institution, Classic Bank seeks to serve the financial needs of communities in its market area through eight banking offices in Eastern and Northeastern Kentucky. Its current business strategy involves attracting deposits from the general public and using such deposits, together with other funds, to originate commercial, consumer and other loans in its market areas.

         The Company faces strong competition from both banking and non-banking competition. Its banking competitors include local and regional banking companies, as well as credit unions, savings institutions and brokerage firms that provide many of the same services and products as offered by the Company. It is anticipated that strong competition from bank and non-bank competitors will continue in the future.

         The Company's internet site www.classicbank.com contains a hyperlink to the Securities and Exchange Commission's ("SEC") website where the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, current reports on Form 8-K, and all amendments, if any, to these reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

         At March 31, 2003, the Company had total consolidated assets of $249.9 million, deposits of $190.2 million and stockholders' equity of $25.4 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 326-2800.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, regulatory policies, interest rates, real estate values in the Company's market area, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RECENT DEVELOPMENT

         On June 20, 2003, the Company completed its acquisition of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal will be operated as branch offices of Classic Bank. Shareholders of First Federal were able to elect to receive either shares of Classic common stock, $24.00 in cash or a combination of stock and cash subject to the requirement that 50% of First Federal shares were exchanged for cash and 50% were exchanged for Classic common stock. At the completion of the transaction, Classic issued a total of 228,665 shares and paid total cash of $5.6 million. On the date of closing, First Federal had total assets of $71.5 million and total deposits of $56.9 million.

MARKET AREA

         Classic Bank serves its market area through its main office in Ashland, Kentucky and seven branch offices. Classic Bank's primary market area includes the Kentucky counties of Boyd, Carter, Greenup, and Johnson Counties and portions of Martin, Floyd, Magoffin and Lawrence Counties also located in Kentucky. The economic base in Boyd, Carter and Greenup Counties was in the past primarily industrial and reliant upon a small number of large employers particularly in the steel and petroleum industries. Over the last several years, diversification of the employment base into more retail and service businesses has resulted in a slowing of previously experienced declines in population. Per capita income in these counties remains below the national average. Boyd County exceeds the state average of per capita income while Carter and Greenup Counties remain below the state average. In addition, the unemployment rate for these counties exceeds the national and state unemployment rate.

         The economy in Johnson, Martin, Floyd, Magoffin and Lawrence Counties has historically been based on manufacturing and coal mining related industries, but now also includes retail, medical, and government sectors. Per capita income for these counties is below the national average and the state average. The unemployment rate exceeds the national and state unemployment rates.

LENDING ACTIVITIES

         GENERAL. The Company generally makes loans in northeastern and eastern Kentucky where its branches are located and, to a lesser degree, in areas adjacent to our market area in southeastern Ohio and western West Virginia. The Company's principal lending activities are (i) commercial loans, (ii) direct consumer loans and, to a lesser extent, (iii) other loans. At March 31, 2003, loans receivable net, totaled $187.2 million.

         LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                           March 31,
                                ------------------------------------------------------------------------------------------
                                             2003                            2002                            2001
                                ---------------------------      ---------------------------      ------------------------
                                 Amount             Percent       Amount             Percent       Amount          Percent
                                ---------            ------      ---------            ------      ---------         ------
                                                                    (Dollars in Thousands)
Real Estate Loans
 One- to four-family .......    $  74,233              39.2%     $  74,321              45.9%     $  73,576           52.5%
 Commercial ................       24,869              13.2         23,105              14.3         16,877           12.0
 Multi-family ..............        1,042               0.6          1,083               0.7          1,342            1.0
 Construction ..............        4,623               2.4          4,823               3.0          3,287            2.3
                                ---------            ------      ---------            ------      ---------         ------
     Total real estate loans      104,767              55.4        103,332              63.9         95,082           67.8
                                ---------            ------      ---------            ------      ---------         ------

 Consumer loans ............       36,272(1)           19.2         24,966(1)           15.4         18,249           13.0
 Commercial business loans .       47,962(2)           25.4         33,448              20.7         26,727           19.1
 Other loans ...............            9              --               74              --              119            0.1
                                ---------            ------      ---------            ------      ---------         ------
     Total other loans .....       84,243              44.6         58,488              36.1         45,095           32.2
                                ---------            ------      ---------            ------      ---------         ------
     Total loans ...........      189,010             100.0%       161,820             100.0%       140,177          100.0%
                                ---------            ======      ---------            ======      ---------         ======


 Loans in process ..........         --                               --                               --
 Deferred fees and discounts          140                              124                               92
 Allowance for loan losses .       (1,975)                          (1,628)                          (1,407)
                                ---------                       ----------                        ---------

 Total loans receivable, net    $ 187,175                        $ 160,316                        $ 138,862
                                =========                       ==========                        =========


                                                      March 31,
                                ----------------------------------------------------
                                          2000                         1999
                                ------------------------     -----------------------
                                  Amount        Percent        Amount       Percent
                                ---------     ----------     ---------     ---------
Real Estate Loans
 One- to four-family .......    $  71,928           55.7%    $  61,992          63.0%
 Commercial ................       15,216           11.8        10,136          10.3
 Multi-family ..............        1,486            1.2         1,179           1.2
 Construction ..............        2,670            2.0         2,513           2.6
                                ---------     ----------     ---------     ---------
     Total real estate loans       91,300           70.7        75,820          77.1
                                ---------     ----------     ---------     ---------

 Consumer loans ............       14,076           10.9         7,801           8.0
 Commercial business loans .       23,539           18.3        14,747          14.9
 Other loans ...............          148            0.1            17          --
                                ---------     ----------     ---------     ---------
     Total other loans .....       37,763           29.3        22,565          22.9
                                ---------     ----------     ---------     ---------
     Total loans ...........      129,063          100.0%       98,385         100.0%
                                ---------     ==========     ---------     =========


 Loans in process ..........         (23)                          (10)
 Deferred fees and discounts          26                            44
 Allowance for loan losses .        (861)                       (1,289)
                                ---------                    ---------

 Total loans receivable, net    $  97,527                    $ 127,808
                                =========                    =========

-------------------
1. Includes $12.9 million of automobile loans, $2.9 million of home equity loans, and $5.4 million of recreational vehicle loans at March 31, 2003, and $10.4 million of automobile loans, $2.4 million of home equity loans, and $3.8 million of recreational vehicle loans at March 31, 2002.
2. Does not include the unfunded portion of commercial lines of credit of $5.8 million.

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                                                  March 31,
                                               -------------------------------------------------------------------------------------
                                                          2003                         2002                          2001
                                               ------------------------      ------------------------      ------------------------
                                                 Amount         Percent        Amount         Percent        Amount         Percent
                                               ---------         ------      ---------         ------      ---------         ------
                                                                                            (Dollars in Thousands)

Fixed-Rate Loans:
Real Estate:
One-to-four family ........................    $  36,445           19.3      $  43,646           26.9%     $  44,020           31.4%
Commercial ................................        9,434            5.0         11,039            6.8          9,030            6.4
Multi-family ..............................          442            0.2            625            0.4            832            0.6
     Total real estate loans ..............       47,903           25.3         56,958           35.0         55,841           39.8
                                               ---------         ------      ---------         ------      ---------         ------
 Consumer .................................       30,438           16.1         20,967           13.0         16,773           12.0
 Commercial business ......................        9,608            5.1          9,916            6.1          9,916            7.1
 Other ....................................            9           --               74           --              119            0.1
                                               ---------         ------      ---------         ------      ---------         ------
    Total fixed-rate loans ................       87,958           46.5         87,915           54.3         82,649           59.0
                                               ---------         ------      ---------         ------      ---------         ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .....................       37,788           20.0         30,675           18.9         29,556           21.0
  Commercial ..............................       15,435            8.2         12,066            7.5          7,846            5.6
  Multi-family ............................          600            0.3            458            0.3            511            0.4
  Construction ............................        3,041            1.6          3,175            2.0          1,328            0.9
                                               ---------         ------      ---------         ------      ---------         ------
     Total real estate loans ..............       56,864           30.1         46,374           28.7         39,241           27.9
 Consumer .................................        5,834            3.1          3,999            2.5          1,476            1.1
 Commercial business ......................       38,354           20.3         23,532           14.5         16,811           12.0
                                               ---------         ------      ---------         ------      ---------         ------
     Total adjustable-rate loans ..........      101,052           53.5         73,905           45.7         57,528           41.0
                                               ---------         ------      ---------         ------      ---------         ------
     Total loans ..........................      189,010          100.0%       161,820          100.0%       140,177          100.0%
                                               ---------         ======      ---------         ======      ---------         ======


 Loans in process .........................         --                            --                            --

 Deferred fees and discounts ..............          140                           124                            92
 Allowance for loan losses ................       (1,975)                       (1,628)                       (1,407)
                                               ---------                    ----------                     ---------
    Total loans receivable, net ...........    $ 187,175                     $ 160,316                    $  138,862
                                               =========                     =========                    ==========


                                                                            March 31,
                                                     ----------------------------------------------------
                                                               2000                         1999
                                                     ------------------------     -----------------------
                                                       Amount         Percent       Amount        Percent
                                                     ---------         ------     ---------        ------
Fixed-Rate Loans:
Real Estate:
One-to-four family ..........................        $  44,377           34.4%    $  33,944          34.5%
Commercial ..................................            8,829            6.8         5,329           5.4
Multi-family ................................              903            0.7           850           0.9
     Total real estate loans ................           56,059           43.4        41,938          42.7
                                                     ---------         ------     ---------        ------
 Consumer ...................................           12,543            9.7         7,053           7.2
 Commercial business ........................            8,861            6.9         8,137           8.2
 Other ......................................              148            0.1            17          --
                                                     ---------         ------     ---------        ------
    Total fixed-rate loans ..................           77,611           60.1        57,145          58.1
                                                     ---------         ------     ---------        ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .......................           27,551           21.3        28,048          28.5
  Commercial ................................            6,387            4.9         4,807           4.9
  Multi-family ..............................              583            0.5           329           0.3
  Construction ..............................              720            0.6           698           0.7
                                                     ---------         ------     ---------        ------
     Total real estate loans ................           35,241           27.3        33,882          34.4
 Consumer ...................................            1,533            1.2           748           0.8
 Commercial business ........................           14,678           11.4         6,610           6.7
                                                     ---------         ------     ---------        ------
     Total adjustable-rate loans ............           51,452           39.9        41,240          41.9
                                                     ---------         ------     ---------        ------
     Total loans ............................          129,063          100.0%       98,385         100.0%
                                                     ---------         ======     ---------        ======


 Loans in process ...........................              (10)                         (23)

 Deferred fees and discounts ................               44                           26
 Allowance for loan losses ..................           (1,289)                        (861)
                                                     ---------
    Total loans receivable, net .............        $ 127,808                    $  97,527
                                                     =========                    =========

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                   Real Estate
                          --------------------------------------------------------------
                             One-to-Four          Multi-family and                                                  Commercial
                               Family                Commercial          Construction            Consumer            Business
                          -----------------     -------------------    -----------------    -----------------    ------------------
                                   Weighted                Weighted             Weighted             Weighted              Weighted
                                    Average                 Average              Average              Average               Average
                          Amount     Rate       Amount       Rate      Amount     Rate      Amount     Rate      Amount      Rate
                          ------     ----       ------       ----      ------     ----      ------     ----      ------      ----
                                                                                        (Dollars in Thousands)
           Due
------------------------

Within one year(1)......   $ 1,977    6.1%        $ 1,204    5.7%      $ 3,598    6.0%       $ 7,464    5.6%      $23,619    4.9%
One to five years.......     5,426    7.1           5,092    5.7           408    7.0         21,607    7.4        12,080    6.2
Over five years.........    66,830    7.0          19,615    6.0           617    5.8          7,201    8.1        12,263    5.7
                           -------                -------              -------               -------              -------
  Totals................   $74,233                $25,911              $ 4,623               $36,272              $47,962
                           =======                =======              =======               =======              =======


                               Other                 Total
                          -----------------    ------------------
                                   Weighted              Weighted
                                    Average               Average
                          Amount     Rate      Amount      Rate
                          ------     ----      ------      ----
                                 (Dollars in Thousands)
           Due
------------------------

Within one year(1)......   $--        --      $  37,862    5.2%
One to five years.......       9      6.0        44,622    6.8
Over five years.........    --        --        106,526    6.7
                           -----               --------
  Totals................   $   9               $189,010
                           =====               ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after March 31, 2004 which have predetermined interest rates is $79.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $71.9 million.

         COMMERCIAL LOANS. The Company emphasizes commercial lending to small and mid-sized businesses in the Company's primary market area. These loans are typically secured by business assets of the borrower such as fixed assets, accounts receivable, inventory and other general assets. A significant portion of the Company's commercial business loans are also fully or partially secured by real estate. Such loans generally have terms from 5 to 10 years. To a much lesser degree, the Company also makes unsecured commercial loans with maturities less than five years. The Company's commercial loans are generally priced based on the prime rate. The Company's commercial loans are generally personally guaranteed by one or more of the principals of the borrower.

         Commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Loan officers review the borrower's financial statements, appraisals and analysis of collateral, and other related documents before recommending funding of a commercial loan. The loan officer and approving officer or loan committee then analyze the projected payment coverage, collateral liquidation value, payment history and business prospects before making a recommendation regarding the loan. Other reviews and analyses are done as appropriate based upon the complexity of the credit request.

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The primary risks associated with commercial loans are the dependency on the success of the business itself, the quality of the borrower's management and the impact of national and regional economic factors. Further, the collateral, if any, securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company mitigates these risks by maintaining a close working relationship with it's borrowers, by obtaining cross-collateralization and personal guarantees of its loans, and by diversification within its commercial loan portfolio.

         The aggregate amount of the Company's commercial loans without real estate as the primary collateral totaled approximately $48.0 million at March 31,2003, and represented 65.9% of total commercial loans at that date.

         COMMERCIAL REAL ESTATE LOANS. Management views the Company's commercial real estate lending activities as a part of its overall commercial lending effort. In particular, commercial real estate loans are generally made only to businesses occupying all or most of the underlying premises. These loans are structured and underwritten in a manner similar to the Company's commercial business loans. In addition, they are generally subject to the same risks as our commercial business loans. However, unlike our commercial loans, the major source of repayment is earnings on the underlying real estate with a secondary repayment being the normal cash of the business.

         Also, included in commercial real estate loans are a number of loans that are secured by religious facilities as well as loans to landlords that have leased the underlying commercial properties to unaffiliated third parties.

         CONSUMER LOANS. In order to achieve yield and interest rate sensitivity goals for its loan portfolio and as part of its community bank-oriented strategy, the Company continues to emphasize the type and volume of its consumer loan portfolio to include secured and unsecured consumer loans. Emphasis is placed on direct automobile, recreational vehicle, home equity and boat financing. To a lesser degree, the Company makes unsecured loans to creditworthy individuals. Consumer loan terms vary according to the type and value of collateral, term of the borrowing and credit worthiness of the borrower. The Company is not involved in any indirect lending relationships.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Payment history is verified through in-bank records and credit bureau reports. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

         Consumer loan collections are dependent on the borrower's continuing financial stability, value of the collateral, if any and personal circumstances which can include financial problems, divorce and bankruptcy, which may limit the amount which can be recovered on such loans. In addition, consumer loans secured by depreciable assets, such as automobiles, recreational vehicles and boats, may not provide an adequate source of repayment in the case of repossession as a result of the greater likelihood of damage, loss or depreciation. In view of the extent of the Company's consumer lending activities, there can be no assurances that delinquencies in the consumer loan portfolio will not increase in the future.

         During fiscal 2003, consumer loans increased by $11.3 million. At March 31,2003, consumer loans totaled $36.3 million, or 19.2% of the Company's total loan portfolio.

         ONE-TO-FOUR-FAMILY REAL ESTATE LOANS. A portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four-family residences in its primary market area. The Company has, and continues to reduce its emphasis on one-to-four-family lending and primarily retains only its adjustable rate originations for its own portfolio. At March 31, 2003 50.9% of the Company's one-to-four family residential real estate loans carried adjustable interest rates. In order to satisfy customer requirements for fixed rate products that the Company does not wish to hold for its own portfolio, the Company may utilize an arrangement with another lending institution whereby the Company takes applications and receives an origination fee on any loan actually funded.

         The aggregate amount of the Company's one-to-four family residential real estate loans totaled $74.2 million at March 31, 2003, and represented 39.2% of total loans at such date.

         OTHER LENDING ACTIVITIES. The Company on a selected basis also makes loans for multi-family housing units and construction loans for both commercial buildings and residences. These loans combined represent less than 3.0% of total loans outstanding at March 31, 2003.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. Monetary incentives are awarded to lending personnel based on pre-determined production levels, offset by penalties for delinquency levels in excess of specified percentages. The Company's ability to originate loans is dependent upon customer demand for loans in its market area and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area." Under current policy, all loans originated by the Company are retained in the Company's portfolio, other than portions of certain large loans which may be sold (in the form of participations) to other financial institutions in order to limit our overall exposure to individual borrowers. From time to time, the Company purchases loans from other financial institutions under the same underwriting guidelines established for loans it originates.

         The Company also takes fixed-rate secondary market residential loan applications for another residential lender. Although the Company does not make the subject loans, the Company receives an origination fee on any loan actually funded by the other lender. These loans are generally offered to customers seeking loans which the Company, either because of rate or type, does not wish to include in the portfolio.

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make the required payments on a loan, the Company attempts to cure the delinquency through established collection procedures. If a loan becomes contractually delinquent 90 days, the Company normally initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. By policy, when a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status unless the loan is both well secured and in the process of collection, or is guaranteed by an agency of the U.S. Government, such as the Small Business Administration. When placed on non-accrual status, the previously accrued interest income on the loan is taken out of the current income. Future interest income may be applied directly to the principal balance of the loan. Loans placed on non-accrual are not placed back on an accruing basis until a satisfactory payment history has been established.

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

         The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 2003.

                                                   Loans Delinquent For:
                             -----------------------------------------------------------------
                                        60 -89 Days                   90 Days and Over             Total Delinquent Loans
                             --------------------------------- ------------------------------- -------------------------------
                                                     Percent                         Percent                           Percent
                                                     of Loan                         of Loan                           of Loan
                               Number     Amount    Category    Number     Amount   Category     Number    Amount     Category
                             --------------------- ---------   --------- -------------------   --------------------   --------
                                                                    (Dollars in Thousands)
Real Estate:
   One- to four-family.......     4        $360        .5%         6           $487    .7%         10       $   847     1.2%
   Consumer..................     4         28         .1          9             69    .2          13            97       .3
   Commercial Business.......     1         65         .1          3            113    .2           4           178       .3
                                  -        ---                    --          -----                --      --------
                                  9        $453        .2         18           $669    .4          27        $1,122       .6
                                  =        ====                   ==           ====                ==        ======

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

         On the basis of management's review of its assets, at March 31, 2003, the Company had the following classified assets:



                                                                      At
                                                                March 31, 2003
                                                                --------------
                                                                (In Thousands)

Substandard...................................................      $2,100
Doubtful......................................................        239
Loss..........................................................        --
Special Mention...............................................       1,257
                                                                    ------
     Total....................................................      $3,596
                                                                    ======

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets in the loan portfolio. For all years presented, the Company had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets included assets acquired in settlement of loans, whether through judicial procedures, repossessions or voluntary surrender.

                                                                   March 31,
                                                ------------------------------------------------
                                                2003       2002       2001        2000      1999
                                                ----       ----       ----        ----      ----
                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ....................     $  199      $282      $  423      $  296      $ 97
  Multi-family ...........................       --         --           15        --         --
  Commercial real estate .................       --          50         207         134       --
  Commercial business ....................        402        80        --           190       218
  Land ...................................       --         --           17        --         --
                                               ------      ----      ------      ------      ----
     Total ...............................        601       412         662         620       315

Accruing loans delinquent 90 days or more:
  One- to four-family ....................        487       157          75         143        86
  Commercial real estate .................       --         --           43        --         --
  Consumer ...............................         69        22           6          10         5
  Commercial Business ....................        113        65        --          --         --

Foreclosed assets:
  One- to four-family ....................       --          46          17          62        32
  Commercial real estate .................       --          32         194         194       194
  Consumer ...............................       --           4          17          40       --
                                               ------      ----      ------      ------      ----

Total non-performing assets ..............     $1,270      $738      $1,014      $1,069      $632
                                               ======      ====      ======      ======      ====
Total as a percentage of total assets ....         .5%      0.3%        0.5%        0.6%      0.4%
                                               ======      ====      ======      ======      ====

         For the year ended March 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $42,000. The amount that was included in interest income on such loans was $16,000 for the year ended March 31, 2003.

         OTHER ASSETS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of March 31, 2003, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management considers non-performing assets in establishing its allowances for loan losses.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth an analysis of the allowances for loan losses.

                                                                              Year Ended March 31,
                                                             ------------------------------------------------------
                                                              2003        2002        2001        2000        1999
                                                             ------      ------      ------      ------      ------
                                                                              (Dollars in Thousands)
Balance at beginning of period .........................     $1,628      $1,407      $1,289      $  861      $  831
                                                             ------      ------      ------      ------      ------
Acquisition of Citizens Bank ...........................       --          --          --           506        --
Charge-offs:
  One- to four-family ..................................         60          33           8         139          23
  Commercial real estate ...............................       --          --          --             4        --
  Commercial business ..................................         17          69         108         155           8
  Consumer .............................................         32          80          74          71          84
 Multi-Family ..........................................       --          --          --             2           2
                                                             ------      ------      ------      ------      ------
      Total charge-offs ................................        109         182         190         371         117
                                                             ------      ------      ------      ------      ------

Recoveries:
  One- to four-family ..................................          1           5           5           8          15
  Commercial business ..................................       --          --             2          27        --
  Consumer .............................................         23          35          40          34          32
 Multi-Family ..........................................          4        --          --             1        --
                                                             ------      ------      ------      ------      ------
      Total recoveries .................................         28          40          47          70          47
                                                             ------      ------      ------      ------      ------
Net charge-offs ........................................         81         142         143         301          70
                                                             ------      ------      ------      ------      ------
Additions charged to operations ........................        428         363         261         223         100
                                                             ------      ------      ------      ------      ------
Balance at end of period ...............................     $1,975      $1,628      $1,407      $1,289      $  861
                                                             ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to average
loans outstanding during the period ....................        0.1%        0.1%        0.1%        0.2%        0.1%
                                                             ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to average
non-performing assets ..................................        8.6%       13.9%       12.4%       30.0%        9.3%
                                                             ======      ======      ======      ======      ======

         The allowances for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of probable accrued losses in the portfolio, the risk inherent in its entire portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a formal review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans, historical loss experience, delinquency trends, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and level of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                   March 31,
                          -------------------------------------------------------------------------------------------
                                     2003                            2002                           2001
                          -----------------------------  ------------------------------  ----------------------------
                                               Percent                         Percent                       Percent
                                               of Loans                        of Loans                      of Loans
                                       Loan    in Each                Loan      in Each              Loan    in Each
                          Amount of   Amounts  Category  Amount of   Amounts   Category  Amount of   Amounts Category
                          Loan Loss     by     to Total  Loan Loss     by      to Total  Loan Loss     by    to Total
                          Allowance  Category   Loans    Allowance  Category    Loans    Allowance  Category   Loans
                            ------   --------   -----      ------   --------    -----      ------   --------   -----
                                                            (Dollars in Thousands)
One- to four-family .....   $  325   $ 74,233    39.2%     $  207   $ 74,321     45.9%     $  197   $ 73,576    52.5%
Multi-family ............     --        1,042      .6          17      1,083     0 .7        --        1,342     1.0
Commercial real estate ..       35     24,869    13.2          41     23,105     14.3         172     16,877    12.0
Construction ............     --        4,623     2.4        --        4,823      3.0          49      3,287     2.3
Consumer ................       30     36,272    19.2          29     24,966     15.4          91     18,249    13.0
Commercial business .....       84     47,962    25.4          34     33,448     20.7         150     26,727    19.1
Commercial agriculture ..     --            9    --          --           74     --          --          119     0.1
Unallocated .............    1,501       --      --         1,300       --       --           748       --      --
                            ------   --------   -----      ------   --------    -----      ------   --------   -----
     Total ..............   $1,975   $189,010   100.0%     $1,628   $161,820    100.0%     $1,407   $140,177   100.0%
                            ======   ========   =====      ======   ========    =====      ======   ========   =====


                                                    March 31,
                          -------------------------------------------------------------
                                      2000                           1999
                          -----------------------------  ------------------------------
                                                Percent                         Percent
                                               of Loans                         of Loans
                                       Loan     in Each                  Loan   in Each
                          Amount of   Amounts  Category    Amount of    Amounts Category
                          Loan Loss     by     to Total    Loan Loss       by   to Total
                          Allowance  Category    Loans     Allowance    Category  Loans
                            ------   --------   -----        ----       -------   -----
                                              (Dollars in Thousands)
One- to four-family .....   $  185   $ 71,928    55.7%       $180       $61,992    63.0%
Multi-family ............     --        1,486     1.2         --          1,179     1.2
Commercial real estate ..       99     15,216    11.8          34        10,136    10.3
Construction ............     --        2,670     2.0         --          2,513     2.6
Consumer ................       97     14,076    10.9          60         7,801     8.0
Commercial business .....      431     23,539    18.3          80        14,747    14.9
Commercial agriculture ..     --          148     0.1         --             17    --
Unallocated .............      477       --      --           507          --      --
                            ------   --------   -----        ----       -------   -----
     Total ..............   $1,289   $129,063   100.0%       $861       $98,385   100.0%
                            ======   ========   =====        ====       =======   =====

INVESTMENTS. Investment securities primarily satisfy the Company's liquidity needs and provide a return on residual funds after lending activities, as well as collateral for public funds deposited with the Company. Pursuant to the Company's written investment policy, investments may be made in interest-bearing deposits, U.S. Government and agency obligations, trust preferred securities, state and local government obligations and government guaranteed mortgage-backed securities. The Company does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest rate risk.

         All security-related activity is reported to the Board of Directors. General changes in investment strategy must be reviewed and approved by the Investment Committee and ratified by the Board of Directors. The Company's senior management can purchase and sell securities on behalf of the Company in accordance with the Company's stated investment policy.

         At March 31, 2003, all of the Company's investment securities and mortgage-backed securities were classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 2003, the Company did not own any investment securities or mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations. See Note 4 of the Notes to Consolidated Financial statements for additional information regarding the Company's investment securities and mortgage-backed securities portfolio.

         The following table sets forth the composition of the Company's securities at the dates indicated. All investment securities held by the Company were classified as available for sale.

                                                                                 March 31,
                                                    ------------------------------------------------------------------
                                                             2003                   2002                   2001
                                                    --------------------   -------------------    --------------------
                                                    Carrying      % of     Carrying      % of     Carrying      % of
                                                      Value       Total      Value       Total      Value       Total
                                                     -------     -------    -------     -------    -------     -------
                                                                        (Dollars in Thousands)
Investment securities:
  Federal agency obligations ...................     $   564         1.9%   $ 2,488         9.1%   $ 3,083        11.8%
  Municipal bonds ..............................      19,908        65.9     17,042        62.5     16,356        62.5
  Other debt securities ........................       7,775        25.7      6,273        23.0      5,355        20.4
FHLB stock .....................................       1,949         6.5      1,480         5.4      1,394         5.3
                                                     -------     -------    -------     -------    -------     -------
     Total securities and FHLB  stock ..........     $30,196       100.0%   $27,283       100.0%   $26,188       100.0%
                                                     =======     =======    =======     =======    =======     =======


Other interest-earning assets:
  Interest-bearing deposits with banks .........     $   382        94.1%   $   448       100.0%   $   113        69.3%
  Federal Funds Sold ...........................          24         5.9       --          --           50        30.7

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                     March 31, 2003
                                    ----------------------------------------------------------------------------------------
                                  Less Than         1 to 5         5 to 10           Over              Total Securities
                                    1 Year           Years          Years          10 Years       --------------------------
                                   Carrying        Carrying        Carrying        Carrying        Carrying        Market
                                     Value           Value           Value           Value          Value           Value
                                  ----------      ----------      ----------      ----------      ----------      ----------
                                                                 (Dollars in Thousands)
Federal agency obligations ..     $     --        $     --        $     --        $      564      $      564      $      564
Municipal bonds .............            709           2,619           3,796          12,784          19,908          19,908
Corporate debt securities ...           --              --              --             7,775           7,775           7,775
                                  ----------      ----------      ----------      ----------      ----------      ----------
Total securities ............     $      709      $    2,619      $    3,796      $   21,123      $   28,247      $   28,247
                                  ==========      ==========      ==========      ==========      ==========      ==========

Weighted average yield(1) ...            6.5%            7.2%            7.1%            7.3%            7.2%            7.2%

(1) Yields have been computed on a tax-equivalent basis.


         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at March 31, 2003.

                     Over 1 to 5   Over 5 to    Over 10 to    Over 20      Balance
                         Years      10 Years     20 Years      Years     Outstanding
                       --------     --------     --------     --------     --------
                                              (In Thousands)
FHLMC ............     $    325         $---     $   --       $   --       $    325
FNMA .............         --           --          7,979          482        8,461
Other ............           87         --           --            485          572
CMOs and REMICs ..          239         --           --           --            239
                       --------     --------     --------     --------     --------

     Total .......     $    651         $---     $  7,979     $    967     $  9,597
                       ========     ========     ========     ========     ========

         The following table sets forth the composition of the mortgage-backed securities at the dates indicated.

                                                                                   March 31,
                                                 ------------------------------------------------------------------------
                                                             2003                     2002                    2001
                                                  -----------------------    --------------------    --------------------
                                                  Amortized        Market    Amortized    Market     Amortized    Market
                                                     Cost          Value        Cost       Value        Cost       Value
                                                   -------        -------     -------     -------     -------     -------
                                                                        (Dollars in Thousands)
Mortgage-backed securities available for sale:
FHLMC ........................................     $   305        $   325     $ 7,602     $ 7,502     $ 1,075     $ 1,091
FNMA .........................................       8,445          8,461       1,062       1,083       1,841       1,787
Other ........................................         548            572         108         107         133         131
CMOs/REMICs ..................................         239            239         378         371         440         435
                                                   -------        -------     -------     -------     -------     -------
       Total mortgage-backed securities ......     $ 9,537(1)     $ 9,597     $ 9,150     $ 9,063     $ 3,489     $ 3,444
                                                   =======        =======     =======     =======     =======     =======

(1) Includes $479,000 of mortgage-backed securities with adjustable interest rates.

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

         DEPOSITS. The Company offers deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of savings, money market, various certificate and interest- and noninterest-bearing checking accounts. The Company currently relies primarily on competitive pricing policies and product offerings, convenient locations and business hours, customer service and cross marketing to attract and retain deposits. The Company also cross markets to current customers and utilizes newspaper, television, billboard and radio advertisements.

         The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 2003, the amount of public funds on deposit with the Company was $13.4 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to price competitively to attract such funds.

         The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For additional information regarding the Company's deposit accounts, see Note 7 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

                                                                           As of March 31,
                                            ----------------------------------------------------------------------------
                                                     2003                       2002                       2001
                                            ----------------------     ----------------------     ----------------------
                                                           Percent                    Percent                    Percent
                                             Amount       of Total      Amount       of Total      Amount       of Total
                                            --------      --------     --------      --------     --------      --------
                                                                       (Dollars in Thousands)
Demand, Savings and Money Market:

Non-interest bearing demand deposits ..     $ 23,158         12.2%     $ 20,404         12.8%     $ 17,186         11.8%
Interest bearing demand deposits ......       31,982         16.8        25,075         15.9        23,344         16.1
Savings Accounts ......................       14,803          7.8        13,893          8.7        11,924          8.2
Money Market Accounts .................       18,977          1.0        18,466         11.6        13,538          9.3
                                            --------      --------     --------      --------     --------      --------
     Total Non-Certificates ...........       88,920         46.8        77,838         49.0        65,992         45.4
                                            --------      --------     --------      --------     --------      --------


Certificates:

0.00 - 4 00% ..........................       89,878          47.1       54,196          34.1        1,193           0.8
4.01 - 6 00% ..........................       10,483           5.6       22,411          14.1       34,938          24.0
6.01 - 8 00% ..........................          874            .5        4,429           2.8       43,307          29.8
                                            --------      --------     --------      --------     --------      --------
Total Certificates ....................      101,235         53.2        81,036         51.0        79,438         54.6
                                            --------      --------     --------      --------     --------      --------
     Total Deposits ...................     $190,155        100.0%     $158,874        100.0%     $145,430        100.0%
                                            ========      ========     ========      ========     ========      ========

         The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 2003.

                                           0.00-        4.01-           6.01-                  Percent
                                           4.00%        6.00%           8.00%     Total        of Total
                                          -------      -------          ----     --------       ------
                                                            (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
June 30, 2003........................     $18,948       $1,218         $  60    $  20,226        20.0%
September 30, 2003...................      18,459          484            81       19,024         18.8
December 31, 2003....................      12,556          280            25       12,861         12.7
March 31, 2004.......................      14,819          705           100       15,624         15.4
June 30, 2004........................       5,313          775           ---        6,088          6.0
September 30, 2004...................       5,957          526           ---        6,483          6.4
December 31, 2004....................         831          431           ---        1,262          1.2
March 31, 2005.......................       4,565          226           289        5,080          5.0
June 30, 2005........................         838          411            96        1,345          1.3
September 30, 2005...................       1,082          259            40        1,381          1.4
December 31, 2005....................         514           50           153          717          0.7
March 31, 2006.......................       2,914          ---            30        2,944          3.0
Thereafter...........................       3,082        5,118           ---        8,200         8.2%
                                          -------      -------          ----     --------       ------

   Total.............................     $89,878      $10,483          $874     $101,235       100.0%
                                          =======      =======          ====     ========       ======

   Percent of total..................       88.7%       10.4 %          .9 %      100.0 %

         The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 2003.


                                                                      Maturity
                                                   -----------------------------------------------
                                                                  Over        Over
                                                   3 Months      3 to 6      6 to 12        Over
                                                    or Less      Months       Months     12 months      Total
                                                   --------     --------     --------     --------     --------
                                                                         (In Thousands)
Certificates of deposit less than $100,000 ...     $ 14,061     $ 12,010     $ 20,323     $ 23,504     $ 69,898
Certificates of deposit of $100,000 or more ..        6,165        7,014        8,162        9,996       31,337
                                                   --------     --------     --------     --------     --------
Total certificates of deposit ................     $ 20,226     $ 19,024     $ 28,485     $ 33,500     $101,235
                                                   ========     ========     ========     ========     ========

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

         FHLB borrowings are also used to fund loan demand and other investment opportunities, to offset deposit outflows and achieve the Company's asset/liability management objectives. The Company also has utilized borrowings when their cost is more favorable than that of deposits. At March 31, 2003, the Company had $28.1 million of FHLB advances outstanding. See Note 8 of the Notes to the Consolidated Financial Statements.

         The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.


                                                  Year Ended March 31,
                                       ----------------------------------------
                                         2003            2002            2001
                                       --------        --------        --------
                                                    (In Thousands)
Maximum Balance:
  Repurchase agreements..............  $  6,020        $  5,873        $  3,690
  Federal funds purchased............       ---             ---              18
  Treasury tax and loan note.........       501             467             927
  Notes payable......................       ---             ---             257
  FHLB advances......................    36,570          27,401          21,894

Average Balance:
  Repurchase agreements..............     5,206           4,553           3,028
  Federal funds purchased............       ---             ---               2
  Treasury tax and loan note.........       322             317             451
  Notes payable......................       ---             ---              60
  FHLB advances......................    29,781          19,753          19,124

Weighted average interest rate.......       3.0%            3.4%            6.2%


         The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                        March 31,
                                        ----------------------------------------
                                         2003            2002             2001
                                        -------         -------          -------
                                                 (Dollars in Thousands)

Repurchase agreements................  $  4,382       $   5,396        $   3,180
Other Borrowings
  Treasury tax and loan note.........         6             446              234
  FHLB advances......................    28,126         $27,401          $16,636
                                        -------         -------          -------
Total Borrowings.....................   $32,514         $33,243          $20,050
                                        =======         =======          =======


Weighted average interest rate of
repurchase agreements................      1.1%            1.7%             4.2%

Weighted average interest rate of
other borrowings.....................        3.4%          3.5%             5.5%

TRUST SERVICES

         The Company has trust powers with its state charter but has chosen to limit its scope to a small group of customers. Limited services provided include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal year 2003, gross trust fees were less than $1,000.

COMPETITION

         The Company faces strong competition from large regional and national banks, as well as local institutions in originating loans and attracting deposits. Competition in originating loans comes primarily from commercial banks (national, regional and local), savings institutions, credit unions and mortgage bankers which also makes loans to borrowers located in the Company's primary market area. At March 31, 2003, there were sixteen commercial banks and savings institutions and five credit unions located in Boyd, Johnson, Carter and Greenup Counties, Kentucky. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to the rate of return, liquidity, risk, convenient locations, investment products, convenient business hours and a customer oriented staff. At June 30, 2002, the Company's share of deposits in the above market area was approximately 8.8%. This is based on the most recent information available from the Federal Deposit Insurance Corporation.

EMPLOYEES

         At March 31, 2003, the Company and its subsidiary had a total of 85 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         Classic Bank's general permissible lending limits for loans to one borrower is equal to 20% of capital stock and surplus (except for loans fully secured by certain collateral, in which case the limit is increased to 30% of capital stock and surplus). At March 31, 2003, Classic Bank's lending limit was $2.7 million and Classic Bank was in compliance with the loans-to-one-borrower limitation.

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

RECENT LEGISLATION

         USA PATRIOT ACT - On October 26, 2001, President Bush signed into law the USA Patriot Act. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We do not believe the USA Patriot Act will have a material impact on our operations.

         SARBANES-OXLEY ACT - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities and Exchange Act (the "Act"). Given the extensive SEC role in implementing rules relating to may of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchange to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters:

o        audit committees;

o certification of financial statements by the chief executive officer and the chief financial officer;

o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement ;

o a prohibition on the sale of stock by directors and executives during pension plan black out periods;

o        disclosure of off-balance sheet transactions;

o        a prohibition on certain personal loans to directors and officers;

o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

o "real time" filing of periodic reports; expedited filing requirements for Form 4s;

o        the formation of a public company accounting oversight board;

o        auditor independence; and

o        various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of SOA.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         The deposits of Classic Bank are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. including Classic Bank. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Account Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against FDIC insured banks, and may terminate an institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

         At March 31, 2003, Classic Bank had Tier 1 capital equal to $17.8 million, or 7.6% of adjusted total assets, which is $8.4 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         FDIC regulated banks are also required to maintain a Tier 1 risk based capital ratio of at least 4%. This requirement is the ratio of Tier 1 capital to risk-weighted assets. At March 31, 2003, Classic Bank had Tier 1 capital of $17.8 million or 9.7% of risk weighted assets, which was $10.4 million above the minimum Tier 1 risk based capital ratio of 4% on that date.

         The FDIC's risk-based capital requirements require state banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The FDIC is also authorized to require a bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2003, Classic Bank had no capital instruments that qualify as supplementary capital and $2.0 million of general loss reserves, which was less than 1.25% of risk-weighted assets. At March 31, 2003, Classic Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", for additional information regarding Classic Bank's compliance with its capital requirements.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the FDIC has assigned a risk weight of 50% for prudently underwritten permanent one- to four- family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         On March 31, 2003, Classic Bank had total capital of $19.8 million (including $17.8 million in core capital and $2.0 million in qualifying supplementary capital) and risk-weighted assets of $183.2 million or total capital of 10.8% of risk-weighted assets. This amount was $5.1 million above the 8% requirement in effect on that date.

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

         The imposition by the FDIC of any of these measures on Classic Bank would likely have a substantial adverse effect on Classic Bank's operations and profitability and the value of the Company's common stock. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of current stockholders of the Company.

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

TRANSACTIONS WITH AFFILIATES

         Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank's capital. Affiliates of Classic Bank include the Company and any other company which is under common control with Classic Bank. The Federal Reserve Board has the discretion to treat a subsidiary of a bank as an affiliate on a case-by-case basis.

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

         The Federal banking agencies are also authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has, prior to June 1, 1997, enacted legislation that expressly prohibits merger transactions involving out- of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

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

         CAPITAL REQUIREMENTS. The Federal Reserve Board has established capital requirements for certain bank and financial holding companies that generally parallel the capital requirements for FDIC insured banks. On March 31, 2003, the Company had Tier 1 capital of $19.1 million or 8.1% of average total assets, which was $9.6 million above the 4% minimum requirement on that date. In addition, on that date the Company had a Tier 1 risk based capital ratio of 10.4%, which was $11.8 million above the 4% requirement, total capital of $21.1 million (including $19.1 million in core capital and $2.0 million in qualifying supplemental capital) and risk-weighted assets of $183.8 million or total capital of 11.5% of risk weighted assets. This amount was $6.4 million above the 8.0% requirement in effect on that date.

FEDERAL SECURITIES LAW

         The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC's rules under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three- month period.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2003, Classic Bank was in compliance with these reserve requirements.

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

         As a member, Classic Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 2003, Classic Bank had $1.9 million in FHLB stock, which was in compliance with this requirement. In past years, Classic Bank has received substantial dividends on their FHLB stock. Over the past five fiscal years, such dividends paid to Classic Bank have averaged 6.2% and were 4.4% for fiscal 2003.

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

CHANGE IN CONTROL REGULATIONS

         The Change in Bank Control Act, the Bank Holding Company Act and the regulations of the Federal Reserve Board promulgated under those acts, require that the consent of the Federal Reserve Board be obtained prior to any person or company acquiring "control" of a financial holding company. Control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a financial holding company. Control is rebuttably presumed to exist if the person acquires 10% or more of any class of voting stock of a financial holding company if either (i) the financial holding company has registered securities under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure to rebut the rebuttable control presumption. Since the Company's Common Stock is registered under Section 12 of the Exchange Act, any acquisition of 10% or more of the Company's Common Stock will give rise to a rebuttable presumption that the acquirer of such stock controls the Company, requiring the acquirer, prior to acquiring such stock, to rebut the presumption of control to the satisfaction of the Federal Reserve Board or obtain Federal Reserve Board approval for the acquisition of control.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company conducts business at its main office located in Ashland, Kentucky. The following table sets forth information relating to each of our properties as of March 31, 2003.


                                                                        Total
                                                        Owned        Approximate
                                        Year             or             Square                Book Value at
                  Location            Acquired         Leased          Footage               March 31, 2003
                  --------            --------         ------          --------              --------------
                                                                                         (Dollars in Thousands)
MAIN OFFICE:
1737 Carter Avenue                      1994            Owned           1,200                     $ 76
Ashland, Kentucky
344 Seventeenth Street                  1963            Owned           6,000                      495
Ashland, Kentucky
340 Seventeenth Street                  N/A            Leased           9,400                      N/A
Ashland, Kentucky
BRANCH OFFICES:
1500 Diederich Blvd.                    1998            Owned           2,000                      492
Russell, Kentucky
10700 U.S. 60                           1998            Owned           2,000                      504
Ashland, Kentucky
575 N. Carol Malone Blvd.               1999            Owned           7,000                      478
Grayson, Kentucky
240 Main Street                         1959            Owned           11,000                      78
Paintsville, Kentucky
603 South Mayo Trail                    1971            Owned           2,200                       28
Paintsville, Kentucky
440 North Mayo Trail                    2001            Owned           2,000                      507
Paintsville, Kentucky
1414 Ashland Road                       2002            Owned           2,000                      553
Greenup, KY


         The Company's depositor and borrower customer files are maintained in-house using our current data processing and computer equipment. The net book value of the data processing and computer equipment utilized by the Company at March 31, 2003 was approximately $511,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded over the counter and is listed on the NASDAQ Small-Cap Market under the symbol "CLAS." At June 27, 2003, there were 1,334,151 shares of the Company's common stock outstanding and approximately 203 holders of record. The Company's common stock began trading on December 28, 1995. The price ranges of the Company's common stock and the dividends paid for each quarter in fiscal 2002 and fiscal 2003 were as follows:

                     FISCAL 2002                              HIGH                 LOW               DIVIDENDS
----------------------------------------------------- --------------------------------------------------------
First Quarter........................................       $15.500              $12.510               $.08

Second Quarter.......................................       $15.420             $ 11.750               $.08

Third Quarter........................................       $17.240              $12.990               $.08

Fourth Quarter.......................................       $17.601              $15.100               $.08


                     FISCAL 2003                              HIGH                 LOW               DIVIDENDS
----------------------------------------------------- --------------------------------------------------------
First Quarter........................................       $21.700              $18.250               $.08

Second Quarter.......................................       $27.800              $21.250               $.08

Third Quarter........................................       $25.500              $22.060               $.08

Fourth Quarter.......................................       $29.660              $26.350               $.08

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. The closing price of the Company's common stock on March 31, 2003 was $27.60.

         The Company declared and paid cash dividends totaling $.32 per share during fiscal 2003. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Classic Bank, which is subject to regulations and continued compliance with all regulatory capital requirements. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiary's ability to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                             March 31,
                                                          --------------------------------------------------
                                                          2003      2002        2001        2000        1999
                                                          ----      ----        ----        ----        ----
                                                                           (In Thousands)
Selected Financial Ratios:

Return on assets (ratio of net income to average
 total assets).......................................     1.3%       1.1%        .6%        .6%         .6%
Return on equity (ratio of net income to average
  equity)............................................     12.2      10.3         5.3        5.5         4.3
Dividend payout ratio (dividends paid divided by
   net income per basic share).......................     11.6      15.4        33.0        34.0        41.3
Equity to assets ratio (average equity divided by
  average total assets)..............................     10.3      10.6        10.8        11.4        14.6

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Classic Bancshares, Inc. (the "Company"), a Delaware corporation, was organized in 1995 for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization on December 28, 1995. The Company acquired First Paintsville Bancshares, Inc., the former holding company of The First National Bank of Paintsville ("First National"), on September 30, 1996. The Company completed the acquisition of Citizen's Bank, Grayson on May 14, 1999, and merged it into Classic Bank on the same date. The Company maintained Classic Bank and First National as separate subsidiaries until March 2001 at which time the Company merged the two subsidiaries into one banking subsidiary known as Classic Bank.

      Originally a federally chartered stock savings bank, Classic Bank converted on June 30, 2000 to a Kentucky chartered commercial bank. Classic Bank is headquartered in Ashland, Kentucky and currently serves the financial needs of communities in its market area through its office located at 344 Seventeenth Street, Ashland, Kentucky 41101 and seven branch offices located in Boyd, Carter, Greenup and Johnson Counties. The deposits of Classic Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily commercial business, consumer, commercial real estate, one- to four-family residential mortgages, and to a lesser extent multi-family and construction loans primarily in the market area of Classic Bank. The Company also invests in mortgage-backed securities, taxable and tax-exempt investment securities and other permissible investments.

      Classic Bank's primary market area includes the Kentucky counties of Boyd, Carter, Greenup and Johnson Counties and portions of Martin, Floyd, Magoffin and Lawrence Counties also located in Kentucky. The economic base in Boyd, Carter and Greenup counties has primarily been industrial in nature and previously relied upon a small number of large employers particularly in the steel and petroleum industries. Over the last several years, diversification of the employment base to a more retail and service based economy has resulted in a slowing of previously experienced declines in population. Per capita income in these counties remains below the national average. Boyd County exceeds the state average of per capita income while Carter and Greenup Counties remain below the state average. The unemployment rate for these counties continues to exceed the national and state unemployment rates.

      The economy in Johnson, Martin, Floyd, Magoffin and Lawrence Counties has historically been based on the manufacturing and coal mining related industries, but now also includes retail, medical, and government sectors and, to a lesser extent, manufacturing. Per capita income for these counties is below the national average and the state average. The unemployment rate exceeds the national and state unemployment rates.

      The Company's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Kentucky Department of Financial Institutions, the Federal Reserve and the FDIC. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for loans, which in turn is affected by the interest rates at which such loans may be offered.

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

RECENT DEVELOPMENT

      On June 20, 2003, the Company completed its acquisition of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal will be operated as branch offices of Classic Bank. Shareholders of First Federal were able to elect to receive either shares of Classic common stock, $24.00 in cash or a combination of stock and cash subject to the requirement that 50% of First Federal shares were exchanged for cash and 50% were exchanged for Classic common stock. At the completion of the transaction, Classic issued a total of 228,665 shares and paid total cash of $5.6 million. On the date of closing, First Federal had total assets of $71.5 million and total deposits of $56.9 million.

FORWARD-LOOKING STATEMENTS

      When used in this report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, changes in economic conditions in the Company's market area, changes in real estate values in the Company's market area, regulatory policies, interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS STRATEGY

      The Board's primary vision is the enhancement of shareholder value and earnings growth. The Company has strategically positioned itself to become a high performing, independent, community-focused financial services organization. This strategic direction will continue as long as the Board believes, following its regular strategic reviews, that it is in the best interest of shareholders. The Company will continue to maintain a focus on internal growth while exploring acquisition opportunities that are accretive to earnings and/or create greater franchise and shareholder value.

      The Company's focus is on maximizing to the extent feasible net interest income from a balance sheet utilizing variable rate assets funded by the most cost effective funding sources available. While market share increases remain a strategic goal, management believes that profitability is paramount to asset growth. As a result of this philosophy, management remains focused on pricing assets to maximize net interest income rather than for market share growth. Furthermore, management may utilize borrowings to fund asset growth, rather than deposits, when the cost of borrowings is more attractive than the cost of deposits.

      Management has implemented incentive based compensation that rewards employees for attaining production and customer service levels and believes this strategy facilitates profitable growth while containing salary expense levels. Under the program, loan officers are rewarded for loan volume above an established production level. The program also includes incentives for other loan related products and penalizes for delinquencies and declines in loan quality. Other front-line staff, such as customer service representatives and tellers, are rewarded for sales efforts, accuracy and superior customer service. The operations staff is incentivized for efficient back room operations and the delivery of accurate and timely services to the Company's customer base.

      The Company seeks to use technology to improve customer service. Technology improvements have been implemented to the Company's internet banking service to permit real time balance inquiry and the viewing of check and deposit images online. An online cash management product has also been introduced. In addition, the Company has implemented free internet bill pay up to 25 bill pays per month. While a small increase in expenses may result in the short term, these technology advancements may offer a competitive advantage to the Company.

      While acquisitions of other institutions or branch offices remain a consideration and opportunity for growth, management continues to seek opportunities for internal growth within its existing franchise area. As part of this effort, we opened a banking office in the city of Greenup, Kentucky in December of 2002 that represents the eighth banking office for the Company and the second banking office in Greenup County. With the acquisition of First Federal Financial Bancorp, Inc., the Company has added two banking offices in Lawrence County, Ohio representing the Company's first entry into Ohio. The Company's plans include continued growth in the Southeastern Oho market, whether through branching, further acquisitions or both.

      During 2002, the Company undertook an aggressive advertising campaign focusing on image and name recognition utilizing the endorsement of national celebrity and Ashland, Kentucky native, Naomi Judd. The goal of the campaign is to stress the importance of hometown values, convenience, and banking with people that you know and trust. The campaign resulted in increased account openings in the markets we serve. Management plans to continue to utilize the endorsement of Naomi Judd in the upcoming year and through the advertising campaign introduce specific products and services of Classic Bank while still emphasizing our core values.

FINANCIAL CONDITION

      MARCH 31, 2003 COMPARED TO MARCH 31, 2002. Total assets increased approximately $34.5 million, or 16.0%, from $215.4 million at March 31, 2002 to $249.9 million at March 31, 2003. The increase was due primarily to an increase in loans of $26.9 million, an increase in cash and cash equivalents of approximately $2.7 million, an increase in investment securities of $2.4 million, an increase in premises and equipment of $900,000, an increase in other assets of $560,000, an increase in mortgage-backed securities of approximately $532,000, and an increase in FHLB stock of $469,000.

      Loans increased $26.9 million, or 16.8%, from $160.3 million at March 31, 2002 to $187.2 million at March 31, 2003. During the fiscal year, we continued to focus our efforts on originating commercial business, consumer and commercial real estate loans as prescribed by the Company's strategic plan. These efforts are evidenced by an increase in commercial business loans of $14.5 million, an increase in consumer loans of $11.3 million and an increase in commercial real estate loans of $1.8 million. As evidenced by a decrease of $88,000 in the one-to-four family portfolio, less emphasis is being placed upon the origination of this type of loan. Loan increases during the year reflect in part the success of our incentive compensation for the lending staff which was implemented in 2002.

      The allowance for loan losses increased approximately $347,000 from $1.6 million at March 31, 2002 to $2.0 million at March 31, 2003 as a result of a provision for fiscal 2003 of $428,000, offset by net charge- offs of $81,000.

      Investment securities increased approximately $2.4 million, or 26.4%, from $25.8 million at March 31, 2002 to $28.2 million at March 31, 2003. The increase was due primarily to purchases of $4.4 million and an increase in the market value of these available for sale securities of approximately $1.4 million offset by sales, maturities and calls of $3.4 million. Mortgage-backed securities increased approximately $532,000 primarily due to purchases of $7.8 million and an increase in the market value of these available for sale securities of approximately $132,000 offset by sales and principal repayments of $7.4 million.

      Premises and equipment increased approximately $900,000 due primarily to the construction of a new branch office in Greenup, Kentucky during the fiscal year and the technological upgrade of some of the Company's data processing and other equipment.

      Deposits increased $31.3 million from $158.9 million at March 31, 2002 to $190.2 million at March 31, 2003. The increase in deposits reflected an increase in noninterest-bearing demand deposits of $2.8 million, an increase in savings, NOW and money market accounts of $8.4 million and an increase in certificates of deposits of $20.1 million. Federal Home Loan Bank Borrowings increased $700,000 from $27.4 million at March 31, 2002 to $28.1 million at March 31, 2003. The increase in deposits and borrowings was used to fund the increase in loans. Borrowings were utilized during the fiscal year to fund loan growth when the cost of borrowing was more attractive than the cost of deposits.

      Stockholder's equity increased $3.4 million to $25.4 million at March 31, 2003 as compared to $22.0 million at March 31, 2002 as a result of net income for the period of approximately $2.9 million, and the release of ESOP shares and RRP shares earned during the fiscal year of approximately $52,000 and an increase in the market value of available for sale securities, net of tax of $1.1 million, offset by stock repurchases of approximately $334,000 and dividends paid of approximately $336,000. Management from time to time repurchases shares of its outstanding common stock in the open market at prevailing market prices depending on market conditions. The reacquired shares are held as treasury shares and will be used for general corporate purposes when necessary, including the issuance of shares in connection with the exercise of stock options.

      MARCH 31, 2002 COMPARED TO MARCH 31, 2001. Total assets increased approximately $27.5 million, or 14.6%, from $187.9 million at March 31, 2001 to $215.4 million at March 31, 2002. The increase was due primarily to an increase in loans of $21.4 million, an increase in investment securities of $1.0 million, an increase in mortgage-backed securities of approximately $5.6 million offset primarily by a decrease in cash and cash equivalents of approximately $200,000,a decrease in other real estate owned of $100,000 and a decrease in premises and equipment of approximately $200,000.

      Loans increased $21.4 million, or 15.4%, from $138.9 million at March 31, 2001 to $160.3 million at March 31, 2002. In compliance with the Company's strategic plan, the increase in loans was primarily in the consumer, commercial business and commercial real estate portfolios with less emphasis on residential mortgage loans. The growth in loans reflected an increase in consumer loans of $6.7 million, an increase in commercial business loans of $6.7 million, an increase in commercial real estate loans of 6.2 million, an increase in construction loans of $1.5 million, and an increase in one-to-four family mortgage loans of $600,000 offset by a decrease in multi-family loans $300,000. The implementation of an incentive-based compensation program fueled the loan growth for the fiscal year.

      Investment securities increased $1.0 million, or 4.0%, from $24.8 million at March 31, 2001 to $25.8 million at March 31, 2002. The increase was due primarily to purchases of $2.5 million offset by sales, maturities and calls of $1.3 million and a decline in the market value of these available for sale securities of approximately $200,000. Mortgage-backed securities increased approximately $5.6 million primarily due to purchases of $7.0 million offset by principal repayments of approximately $1.3 million and a decline in the market value of these available for sale securities.

      Deposits increased $13.5 million from $145.4 million at March 31, 2001 to $158.9 million at March 31, 2002. The increase in deposits reflected an increase in noninterest-bearing demand deposits of $3.3 million, an increase in savings, NOW and money market accounts of $8.6 million and an increase in certificates of deposits of $1.6 million. Federal Home Loan Bank Borrowings increased $10.8 million from $16.6 million at March 31, 2001 to $27.4 million at March 31, 2002. The increase in deposits and borrowings was used to fund the increase in loans. Borrowings were utilized during the fiscal year to fund loan growth when the cost of borrowing was more attractive than the cost of deposits.

      The allowance for loan losses increased approximately $200,000 from $1.4 million at March 31, 2001 to $1.6 million at March 31, 2002 as a result of a provision for fiscal 2002 of $363,000, offset by net charge- offs of $142,000.

      Stockholder's equity increased $1.5 million to $22.0 million at March 31, 2002 as compared to $20.5 million at March 31, 2001 as a result of net income for the period of approximately $2.2 million, and the release of ESOP shares and RRP shares earned during the fiscal year of approximately $100,000 offset by a decrease in the market value of available for sale securities of $200,000, stock repurchases of approximately $300,000 and dividends paid of approximately $300,000. Management tends to repurchase shares of its outstanding common stock in the open market at prevailing market prices from time to time depending on market conditions. The reacquired shares will be held as treasury shares and will be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

      NET INCOME. Net income increased by approximately $721,000 from $2.2 million for the fiscal year ended March 31, 2002 to $2.9 million for the fiscal year ended March 31, 2003. The increase was due to an increase in net interest income of $1.6 million, an increase in noninterest income of $221,000 offset by an increase in noninterest expense of $733,000, an increase in the provision for loan losses of $65,000, and an increase in income tax expense of $330,000.

      NET INTEREST INCOME. Net interest income increased $1.6 million from $7.6 million for the fiscal year ended March 31, 2002 to $9.2 million for the fiscal year ended March 31, 2003 due to an increase in interest income of $497,000 and a decrease in interest expense of $1.1 million. The increase in interest income was due to an increase in the average balance of interest-earning assets offset primarily by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased $30.1 million from $182.7 million for fiscal 2002 to $212.8 million for fiscal 2003. Interest-earning assets increased primarily due to an increase in the average balance of loans of $25.8 million and an increase in investment and mortgage-backed securities of $3.7 million. The average tax equivalent yield on interest-earning assets was 7.7% at March 31, 2002 compared to 6.9% at March 31, 2003. The decrease in the yield was due primarily to a decline in market interest rates during the fiscal year.

      Interest expense decreased approximately $1.1 million from $6.1 million for fiscal 2002 to $5.0 million for fiscal 2003 primarily as a result of a decrease in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 3.9% for the fiscal year ending March 31, 2002 to 2.7% for the fiscal year ending March 31, 2003. The reduction in the cost of interest-bearing liabilities was due to a decline in market interest rates during the fiscal year. The average balance of interest-bearing liabilities increased $27.8 million from $158.3 million for fiscal 2002 to $186.1 million for fiscal 2003. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in the average balance of interest-bearing deposits and borrowings.

      PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $65,000 from $363,000 for fiscal 2002 to $428,000 for fiscal 2003 based on management's overall assessment of probable incurred losses in the loan portfolio. The increase in the provision was due primarily to overall growth of the loan portfolio and continued diversification of the loan portfolio into commercial and consumer loans. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 2003, the allowance for loan losses totaled $2.0 million, or 1.0% of net loans and 155.7% of non-performing loans. Non- performing loans increased approximately $534,000 from $734,000 at March 31, 2002 to $1.3 million at March 31, 2003.

      NONINTEREST INCOME. Noninterest income increased approximately $221,000 from $1.5 million for fiscal 2002 to $1.7 million for fiscal 2003 due to an increase in service charges and other fees on deposits of $149,000, an increase in other income of $7,000 and an increase in gain on sale of securities of $65,000. The increase in service charges and other fees on deposits was the result of an increased deposit base and our effort to limit fee waivers. Other income increased primarily due to an increase in the fees earned from the origination of secondary market loans and commissions earned from the sale of credit life and accident and health insurance on consumer loans. The increase in these fees reflects in part management's implementation of an incentive-based compensation program. The incentive program included fees earned on the origination of secondary market loans and credit life and accident and health insurance whereby loan officers are compensated for the level of fees generated.

      NONINTEREST EXPENSE. Noninterest expenses increased approximately $733,000 from approximately $5.7 million for the year ended March 31, 2002 to approximately $6.5 million for the year ended March 31, 2003. The increase in non-interest expenses was due to an increase in employee compensation and benefits of $469,000, an increase in occupancy and equipment expense of $65,000, an increase in federal deposit insurance premiums of $13,000, an increase in franchise and deposit taxes of $54,000, an increase in stationary and supplies of $41,000, an increase in professional fees of $22,000, an increase in on-line banking expenses of $15,000 and an increase in other expenses $92,000 offset by a decrease in advertising of $38,000.

      Compensation and benefit expense increased approximately $469,000 due to an increase in the number of employees, an increase in the amount of incentive compensation paid to employees and an increase in ESOP expense due to an increase in the average market value of the Company's stock.

      Occupancy and equipment expense increased approximately $65,000. The increase was due primarily to the opening of the Company's eighth banking office in Greenup, Kentucky. Occupancy and equipment expense also increased due to technological upgrades made to the Company's data processing and other equipment and the cost of maintenance associate with the upkeep of that equipment. Professional fees increased due to the utilization of an outside firm for internal audit and loan review.

      Federal insurance deposit premiums increased due to an increased deposit base and franchise and deposit taxes increased due to a larger capital and deposit base.

      INCOME TAX EXPENSE. Income tax expense increased $330,000 due to a higher income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

      NET INCOME. Net income increased by approximately $1.2 million from $1.0 million for the fiscal year ended March 31, 2001 to $2.2 million for the fiscal year ended March 31, 2002. The increase was due to an increase in net interest income of $1.3 million, an increase in noninterest income of $369,000 and a decrease in noninterest expenses of $68,000 offset by an increase in the provision for loan losses of $102,000, and an increase in income tax expense of $445,000.

      NET INTEREST INCOME. Net interest income increased $1.3 million from $6.3 million for the fiscal year ended March 31, 2001 to 7.6 million for the fiscal year ended March 31, 2002 due to an increase in interest income of $11,000 and a decrease in interest expense of $1.3 million. The increase in interest income was due to an increase in the average balance of interest-earning assets offset primarily by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased $16.6 million from $166.1 million for fiscal 2001 to $182.7 million for fiscal 2002. Interest-earning assets increased primarily due to an increase in the average balance of loans of $14.5 million,and an increase in investment and mortgage-backed securities of $2.1 million. The average tax equivalent yield on interest-earning assets was 8.5% at March 31, 2001 compared to 7.7% at March 31, 2002. The decrease in the yield was due primarily to a decline in market interest rates during the fiscal year. Despite the significant decline in interest rates during the fiscal year, the Company was able to sustain interest income levels as a result of the growth in loans.

      Interest expense decreased approximately $1.3 million from $7.4 million for fiscal 2001 to $6.1 million for fiscal 2002 primarily as a result of a decrease in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 5.1% for the fiscal year ending March 31, 2001 to 3.9% for the fiscal year ending March 31, 2002. The reduction in the cost of interest-bearing liabilities was due to a decline in market interest rates during the fiscal year. The average balance of interest-bearing liabilities increased $13.3 million from $145.0 million for fiscal 2001 to 158.3 million for fiscal 2002. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in the average balance of interest-bearing deposits and borrowings.

      PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $102,000 from $261,000 for fiscal 2001 to $363,000 for fiscal 2002 based on management's overall assessment of probable incurred losses in the loan portfolio. The increase in the provision was due primarily to overall growth of the loan portfolio and continued diversification of the loan portfolio into consumer and commercial loans. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 2002, the allowance for loan losses totaled $1.6 million, or 1.0% of net loans and 248.0% of non-performing loans. Non-performing loans decreased $130,000 from $786,000 at March 31, 2001 to $656,000 at March 31, 2002.

      NONINTEREST INCOME. Noninterest income increased approximately $369,000 from $1.1 million for fiscal 2001 to $1.5 million for fiscal 2002 due to an increase in service charges and other fees on deposits of $275,000, an increase in other income of $119,000 offset by a decrease in gain on sale of securities of $25,000. The increase in service charges and other fees on deposits was the result of an increased deposit base and a continual adherence to charging fees in accordance with the established fee schedule. Other income increased primarily due to an increase in the fees earned from the origination of secondary market loans and commissions earned from the sale of credit life and accident and health insurance on consumer loans. The increase in these fees was fueled by the implementation of an incentive-based compensation program. The incentive program included fees earned on the origination of secondary market loans and credit life and accident and health insurance whereby loan officers are compensated for the level of fees generated.

      NONINTEREST EXPENSE. Noninterest expenses decreased approximately $68,000 from approximately $5.8 million for the year ended March 31, 2001 to approximately $5.7 million for the year ended March 31, 2002. The decrease in non-interest expenses was due to a decrease in federal deposit insurance premiums of $13,000, a decrease in franchise and deposit taxes of $57,000, a decrease in directors fees of $18,000, a decrease in the amortization of goodwill of $254,000, and a decrease in other operating expenses of $98,000 offset by an increase in employee compensation and benefits of $131,000, an increase in occupancy and equipment expense of $77,000, an increase in advertising expense of $78,000, an increase in communications expense of $72,000 and an increase in stationary and supplies of $14,000.

      The decrease in franchise and deposit taxes, directors fees and other operating expenses was due primarily to the consolidation of the Company's two subsidiaries in March 2001. The decrease in the amortization of goodwill was due to the implementation of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles. Because the company has a fiscal year end in March, the statement was applied effective April 1, 2001 and resulted in the discontinuance of the amortization of goodwill.

      Compensation and benefit expenses increased $131,000 due to the implementation of an incentive compensation program, the payments of bonuses for the fiscal year and an increase in ESOP expense due to an increase in the average market value of the Company's stock.

      Occupancy and equipment expense increased approximately $77,000. The increase was due primarily to the opening of an additional banking office in the Paintsville Market in March 2001. Advertising expense increased approximately $78,000 due to the launching of an aggressive advertising campaign that utilized the endorsement of a national celebrity. Communications expense increased $72,000 as a result of the installation of a state-of-the-art telephone and communication system that allows voice and data to be carried simultaneously over frame relay enabling a central operator to answer calls originating from any of the Company's market areas.

      INCOME TAX EXPENSE. Income tax expense increased $445,000 due to a higher income before income taxes.

      YIELD AND COST DATA. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Included in interest income on loans are loan fees and other charges on loans totaling $319,000, $261,000, and $193,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

                                                                                     Year Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                           2003                               2002
                                                           ---------------------------------- ------------------------------------
                                                             Average     Interest               Average     Interest
                                                           Outstanding    Earned/             Outstanding    Earned/
                                                             Balance       Paid    Yield/Rate   Balance       Paid      Yield/Rate
                                                             --------     -------     ----      --------     -------       ----
                                                                                    (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1) ...................................     $175,821      $12,254     7.0%     $149,979     $11,899        7.9%
 Mortgage-backed securities ............................        7,996          413     5.2         5,124         281        5.5
 Investment securities .................................       26,384        1,861     7.0        25,511       1,815        7.1
 Interest-earning deposits .............................          328            4     1.2           185           6        3.2
 Federal funds sold ....................................          432            5     1.2           464          10        2.2
 FHLB stock and FRB stock ..............................        1,884           83     4.4         1,438          87        6.1
                                                             --------     -------     ----      --------     -------       ----
  Total interest-earning assets(1)  ....................     $212,845       14,620     6.9      $182,701      14,098        7.7
                                                             ========     -------     ====      ========     -------       ====

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand ..........     $ 42,045          627     1.5      $ 36,380         654        1.8
 Money market deposits .................................       18,935          333     1.8        15,274         417        2.7
 Certificate accounts ..................................       89,848        2,967     3.3        82,062       4,194        5.1
 FHLB advances .........................................       29,781          985     3.3        19,753         718        3.6
 Other short-term borrowings ...........................        5,528           58     1.0         4,869         117        2.4
                                                             --------     -------     ----      --------     -------       ----
  Total interest-bearing liabilities ...................     $186,137        4,970     2.7      $158,338       6,100        3.9
                                                             ========     -------     ====      ========     -------       ====


Net interest income ....................................                  $  9,650                           $ 7,998
                                                                          ========                           =======

Net interest rate spread ...............................                               4.2%                                 3.8%
                                                                                       ---                                  ---
Net earning assets .....................................     $ 26,708                           $ 24,363
                                                             ========                           ========

Net yield on average interest-earning assets ...........                               4.5%                                 4.4%
                                                                                       ===                                  ===

Average interest-earning assets to average interest-
    bearing liabilities ................................                      1.14x                             1.15x
                                                                              ====                              ====

                                                                    Year Ended March 31,
                                                           ----------------------------------------
                                                                             2001
                                                           ----------------------------------------
                                                             Average     Interest
                                                           Outstanding    Earned/
                                                             Balance       Paid         Yield/Rate
                                                             --------     -------          ----
Interest-Earning Assets:
 Loans receivable(1) ...................................     $135,627     $11,904           8.8%
 Mortgage-backed securities ............................        3,258         216           6.6
 Investment securities .................................       25,300       1,800           7.1
 Interest-earning deposits .............................          125           6           4.8
 Federal funds sold ....................................          311          14           4.5
 FHLB stock and FRB stock ..............................        1,512         109           7.2
                                                             --------     -------          ----
  Total interest-earning assets(1)  ....................     $166,133      14,049           8.5
                                                             --------     =======          ----


Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand ..........     $ 34,431       1,233           3.6
 Money market deposits .................................       10,892         366           3.4
 Certificate accounts ..................................       77,054       4,343           5.6
 FHLB advances .........................................       19,124       1,193           6.2
 Other short-term borrowings ...........................        3,540         214           6.0
                                                             --------     -------          ----
  Total interest-bearing liabilities ...................     $145,041       7,349           5.1
                                                             --------     =======          ----


Net interest income ....................................                 $  6,700
                                                                         ========
Net interest rate spread ...............................                                    3.4%
                                                                                           ====
Net earning assets .....................................     $ 21,092
                                                             ========
Net yield on average interest-earning assets ...........                                    4.0%
                                                                                           ====
Average interest-earning assets to average interest-
    bearing liabilities ................................                     1.15x
                                                                            =====


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

                                                                          Year Ended March 31,
                                                  --------------------------------------------------------------------
                                                           2003 vs. 2002                        2002 vs. 2001
                                                  --------------------------------     -------------------------------
                                                       Increase                             Increase
                                                      (Decrease)                           (Decrease)
                                                        Due to            Total              Due to            Total
                                                  ------------------     Increase      ------------------     Increase
                                                  Volume       Rate     (Decrease)     Volume      Rate      (Decrease)
                                                  ------     -------      -------      ------     -------      -------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Loans receivable .........................     $1,839     $(1,484)     $   355      $1,239     $(1,244)     $    (5)
   Mortgage-backed securities ...............        148         (16)         132         106         (41)          65
   Investment securities ....................         69         (23)          46          15        --             15
   Other ....................................         26         (37)         (11)          8         (34)         (26)
                                                  ------     -------      -------      ------     -------      -------

       Total interest-earning assets ........     $2,082     $(1,560)     $   522      $1,368     $(1,319)     $    49
                                                  ======     =======      -------      ======     =======      =======

Interest-bearing liabilities:
   Savings accounts and interest bearing
     demand .................................     $   92     $  (119)     $   (27)     $   67     $  (646)     $  (579)
   Money market accounts ....................         80        (164)         (84)        134         (83)          51
   Certificate accounts .....................        366      (1,593)      (1,227)        261        (410)        (149)
   FHLB advances ............................        332         (65)         267          38        (513)        (475)
   Other short-term borrowings ..............         15         (74)         (59)         60        (157)         (97)
                                                  ------     -------      -------      ------     -------      -------

      Total interest-bearing liabilities ....     $  885     $(2,015)     $(1,130)     $  560     $(1,809)     $(1,249)
                                                  ======     =======      =======      ======     =======      =======

Net interest income .........................                             $ 1,652                              $ 1,298
                                                                          =======                              =======

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

      The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (I.E., a decline in the difference between long- and short-term interest rates) could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities.

      The Company is also subject to interest rate risk to the extent that the value of its net assets fluctuates with interest rates. In general, the value of a significant portion of the Company's assets will decline in the event of an increase in interest rates. The Company has historically carried a number of assets which are not interest rate sensitive and therefore may decline in value during a period of rising interest rates. Conversely, these assets can increase in value during a period of decreasing interest rates. As part of the Company's current business strategy and asset/liability management policy, a primary focus of lending activity is the acquisition of variable rate and/or shorter term loans thereby reducing such fluctuations in value.

      The Company has an asset/liability management policy focused on maximizing the Company's net interest margin while managing its interest rate position. Depending upon market conditions, the Company may place more emphasis on enhancing the net interest margin rather than matching the interest rate sensitivity of the Company's assets and liabilities. As a result, the Company's results of operations and the economic value of its equity remain vulnerable to increases in interest rates and declines in the difference between long- and short- term interest rates.

      Asset/Liability management is monitored at the bank level by a committee that is comprised of the Company's chief executive officer, chief financial officer, the president and senior lending officer of the bank and a minimum of two non-employee directors of the bank. The committee meets periodically to review the Company's interest rate risk position and product mix and to make recommendations for adjustments to the Company's Board of Directors. Management also monitors the Company's interest rate risk position on a monthly basis, reviews the Company's portfolio, earnings, liquidity and asset quality, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in a most effective manner.

      The principal elements of the Company's asset/liability management policy are as follows. First, the Company generally requires that one-to-four family ARM loans be indexed to changes in rates paid on U.S. Treasury securities and other adjustable rate loans be indexed to the prime rate. Management believes that U.S. Treasury securities and the prime rate are significantly more interest rate sensitive than other indices and provides a better opportunity to manage interest rate risk in a changing rate environment. Second, management has increased, and intends to continue to increase subject to market conditions the Company's commercial business, consumer and commercial real estate loans. In general, such loans carry shorter terms to maturity and/or repricing, and are more interest rate sensitive than most of the Company's other assets. Third, management has used marketing and other initiatives to increase the Company's transaction and other non- certificate deposit accounts and believes that such accounts generally carry lower interest costs and are more interest rate resistant than the certificates of deposit. The Company also utilizes FHLB borrowings in funding assets when the cost of these borrowing is more attractive than the cost of deposits. There can be no assurance as to whether or when any or all of the elements of the asset/liability management program will be successfully implemented.

      Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of March 31, 2003, the estimated changes in the Company's EVE in the event of the specified instantaneous changes in interest rates.

                                 Economic Value of Equity
      ------------------------------------------------------------------------
         Change in
      Interest Rates                                 Amount of         Percent
      (Basis Points)        Estimated EVE              Change           Change
      --------------        -------------              ------           ------
                                   (Dollars in Thousands)
           +300                $15,486                $(8,429)           (35)%
           +200                 18,552                 (5,363)           (22)
           +100                 21,607                 (2,308)            (8)
              0                 23,915
           -100                 25,701                  1,786              7
           -200                 27,172                  3,257             14
           -300                 28,383                  4,468             19

      Certain assumptions were employed by the Company in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates varied by categories and rate environment, deposit decay rates varied by category and rate environment and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

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

      The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. During fiscal years ended March 31, 2003, 2002, and 2001, the Company had loan originations net of principal repayments of $27.4 million, $22.1 million and $11.3 million, respectively. A substantial portion of loan originations were funded by proceeds of loan repayments, the maturity or sale of securities, deposits and FHLB advances.

      The primary financing activities of the Company are deposits and borrowings. During the fiscal years ended March 31, 2003, 2002, and 2001, the Company experienced an increase in deposits of $31.3 million, $13.4 million, and $10.5 million. Certificates of deposits as of March 31, 2003 maturing within one year total $67.7 million. Management expects most of these deposits to remain with the Bank. During the fiscal years ended March 31, 2003, 2002 and 2001, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $700,000, $10.8 million, and $0 million, respectively.

      The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $8.1 million.

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

      The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2003, the Company had outstanding loan commitments totaling $20.5 million.

      Both the Company and Classic Bank are required to maintain minimum levels of regulatory capital. At March 31, 2003, both the Company and Classic Bank exceeded all of their capital requirements. See Note 17 of the Notes to the Consolidated Financial Statements for information regarding the effect of implementing new accounting standards.

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

ITEM 7.  FINANCIAL STATEMENTS


                                 REPORT OF AUDIT

                            CLASSIC BANCSHARES, INC.

                                ASHLAND, KENTUCKY

                                 MARCH 31, 2003

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





INDEPENDENT AUDITOR'S REPORT.................................................47

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  AS OF MARCH 31, 2003 AND 2002..............................................48

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
  ENDED MARCH 31, 2003, 2002 AND 2001........................................49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001..........................50

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR THE YEARS ENDED MARCH 31, 2003, 2002
  AND 2001...................................................................51

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED MARCH 31, 2003, 2002 AND 2001...............................52-53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................54-85

SMITH, GOOLSBY,                                       R.MILTON GOOLSBY, C.P.A.
ARTIS & REAMS, P.S.C.                                   JOHN W. ARTIS, C.P.A.
                                                      LARRY J. WITHERS, C.P.A.
                                                     STEPHEN W. KANOUSE, C.P.A.
                                                      DELMAR H. FRALEY, C.P.A.
CERTIFIED PUBLIC ACCOUNTANTS                         RODNEY M. ROBINETTE, C.P.A.
P.O. BOX 551      1330 CARTER AVE.                           -----------
ASHLAND, KENTUCKY  41105-0551
(606) 329-1171   FAX (606) 325-0590                   G. DALE SWENTZEL, C.P.A.
                                                      STUART T. BLEVINS, C.P.A.
Board of Directors                                     DAVID K. WHALEY, C.P.A.
Classic Bancshares, Inc.                              SHARON K. KRETZER, C.P.A.
Ashland, Kentucky                                     THERESA C. LYONS, C.P.A.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated statements of financial condition of Classic Bancshares, Inc. and Subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classic Bancshares, Inc. and Subsidiary, as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As more fully explained in Note 1-G, the Corporation changed its method of accounting for goodwill as of April 1, 2001.


Ashland, Kentucky
June 5, 2003

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             MARCH 31, 2003 AND 2002



                                                          2003              2002
                                                      ------------      ------------
ASSETS
------
  Cash and due from banks                             $  7,742,876      $  4,952,009
  Interest-bearing deposits with banks                     382,216           448,037
  Federal funds sold and securities purchased
    under agreements to resell                              23,768                --
                                                      ------------      ------------
        Cash and cash equivalents                        8,148,860         5,400,046

  Securities available for sale                         28,246,870        25,803,491
  Mortgage-backed and related securities
    available for sale                                   9,596,082         9,063,617
  Loans, net of allowance for loan losses of
    $1,974,839 in 2003 and $1,628,242 in 2002          187,174,520       160,315,663
  Real estate acquired in the settlement of loans               --            77,622
  Accrued interest receivable                            1,156,839         1,158,144
  Federal Home Loan Bank stock                           1,948,900         1,480,300
  Premises and equipment, net                            6,267,376         5,366,126
  Goodwill net of accumulated amortization
    of $864,636                                          5,554,549         5,554,549
  Other assets                                           1,787,454         1,227,518
                                                      ------------      ------------

TOTAL ASSETS                                          $249,881,450      $215,447,076
                                                      ============      ============

LIABILITIES
-----------
  Non-interest bearing demand deposits                $ 23,158,669      $ 20,404,210
  Savings, NOW, and money market demand deposits        65,761,590        57,433,787
  Other time deposits                                  101,234,763        81,036,439
                                                      ------------      ------------
        Total deposits                                 190,155,022       158,874,436
  Federal funds purchased and securities sold
    under agreements to repurchase                       4,382,494         5,395,941
  Advances from Federal Home Loan Bank                  28,126,225        27,401,157
  Other short-term borrowings                                6,244           445,806
  Accrued expenses and other liabilities                   419,951           501,744
  Accrued interest payable                                 344,399           374,276
  Deferred income taxes                                  1,024,374           472,761
                                                      ------------      ------------

TOTAL LIABILITIES                                      224,458,709       193,466,121
                                                      ------------      ------------

Commitments

STOCKHOLDERS' EQUITY
--------------------
  Preferred stock $.01 par value; authorized,
    100,000 shares - none issued                                --                --
  Common stock $.01 par value; authorized
    1,700,000 shares; issued and outstanding,
    1,322,500 shares                                        13,225            13,225
  Additional paid-in capital                            20,435,502        20,373,556
  Retained earnings, substantially restricted            7,721,067         5,136,114
  Accumulated other comprehensive income (loss)            751,069          (325,896)
  Unearned ESOP shares                                    (598,570)         (643,310)
  Unearned RRP shares                                      (11,550)          (18,812)
  Treasury stock, at cost (217,014 shares at 2003
    and 201,914 shares at 2002)                         (2,888,002)       (2,553,922)
                                                      ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                              25,422,741        21,980,955
                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $249,881,450      $215,447,076
                                                      ============      ============


NOTE: The accompanying notes are an integral part of these consolidated financial statements.
----

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                                  2003             2002             2001
                                              ------------     ------------     ------------
INTEREST AND DIVIDEND INCOME
  Loans, including fees                       $ 12,253,595     $ 11,898,779     $ 11,903,366
  Securities:
     Taxable                                       560,858          601,770          622,063
     Tax exempt                                    886,164          824,196          825,893
  Mortgage-backed securities                       413,079          281,119          215,871
  Federal funds sold and securities
     purchased under agreements to resell            4,942           10,414           14,236
  Dividends                                         83,206           86,500          109,186
  Other interest                                     3,633            5,754            6,453
                                              ------------     ------------     ------------
     TOTAL INTEREST AND DIVIDEND INCOME         14,205,477       13,708,532       13,697,068
                                              ------------     ------------     ------------

INTEREST EXPENSE
  Deposits                                       3,926,661        5,265,668        5,935,475
  Federal Home Loan Bank advances                  985,212          718,011        1,199,312
  Federal funds purchased and securities
    sold under repurchase agreements                54,499          107,816          182,559
  Other short-term borrowings                        3,285            8,365           31,786
                                              ------------     ------------     ------------
     TOTAL INTEREST EXPENSE                      4,969,657        6,099,860        7,349,132
                                              ------------     ------------     ------------

     NET INTEREST INCOME                         9,235,820        7,608,672        6,347,936
  Provision for loss on loans                      428,000         (363,000)        (261,000)
                                              ------------     ------------     ------------

     NET INTEREST INCOME AFTER
      PROVISION FOR LOSS ON LOANS                8,807,820        7,245,672        6,086,936
                                              ------------     ------------     ------------

NONINTEREST INCOME
  Service charges                                1,338,183        1,188,699          915,129
  Gain (loss) on sale of securities                 72,076            7,015           31,520
  Other income                                     265,370          258,693          139,383
                                              ------------     ------------     ------------
     TOTAL NONINTEREST INCOME                    1,675,629        1,454,407        1,086,032
                                              ------------     ------------     ------------

NONINTEREST EXPENSES
  Employee compensation and benefits             3,219,245        2,750,305        2,619,021
  Occupancy and equipment expense                1,028,997          963,814          886,365
  Federal deposit insurance premiums                27,421           14,168           27,420
  Advertising                                      261,511          299,693          221,767
  Communications                                   189,298          191,048          119,299
  Franchise and deposit taxes                      239,648          185,221          242,173
  Directors fees and benefits                       96,250           96,068          114,050
  Amortization of goodwill                              --               --          254,225
  Stationary and supplies                          229,551          188,515          174,427
  Other operating expenses                       1,167,416        1,037,827        1,135,986
                                              ------------     ------------     ------------
     TOTAL NONINTEREST EXPENSE                   6,459,337        5,726,659        5,794,733
                                              ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                       4,024,112        2,973,420        1,378,235

  Income tax expense                             1,103,573          773,533          329,990
                                              ------------     ------------     ------------

NET INCOME                                    $  2,920,539     $  2,199,887     $  1,048,245
                                              ============     ============     ============

EARNINGS PER SHARE
  Basic                                       $       2.77     $       2.08     $        .97
                                              ============     ============     ============
  Diluted                                     $       2.55     $       1.94     $        .96
                                              ============     ============     ============


NOTE: The accompanying notes are an integral part of these consolidated financial statements.
----

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001





                                                   2003             2002             2001
                                               ------------     ------------     ------------

NET INCOME                                     $  2,920,539     $  2,199,887     $  1,048,245

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized holding gains (losses) on
       securities during the period, net
       of tax                                     1,124,535         (150,193)       1,129,254
     Reclassification adjustments for
       realized gains (losses) included in
       earnings, net of tax of $24,506,
       $2,385, and $10,717, for 2003, 2002
       and 2001, respectively                       (47,570)          (4,630)         (20,803)
                                               ------------     ------------     ------------

COMPREHENSIVE INCOME (LOSS)                    $  3,997,504     $  2,045,064     $  2,156,696
                                               ============     ============     ============




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)  $    751,069     $   (325,896)    $   (171,073)
                                               ============     ============     ============




NOTE: The accompanying notes are an integral part of these consolidated financial statements.
----

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                                                      NET UNREALIZED
                                                                                                      GAIN (LOSS) ON
                                        ADDITIONAL                UNEARNED     UNEARNED                  SECURITIES
                                         PAID-IN      RETAINED      ESOP          RRP        TREASURY    AVAILABLE
                         COMMON STOCK    CAPITAL      EARNINGS     SHARES       SHARES        STOCK       FOR SALE      TOTAL
                         ------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCES, MARCH 31, 2000 $     13,225  $20,316,731  $ 2,575,731  $  (736,600) $  (174,146) $(1,716,771) $(1,279,524) $18,998,646

 Net income for the year
   ended March 31, 2001                               1,048,245                                                        1,048,245
 Cash dividends paid
   ($.32 per share)                                    (348,260)                                                        (348,260)
 ESOP shares earned                          4,797                    47,280                                              52,077
 RRP shares earned                                                                117,167                                117,167
 RRP shares granted                           (450)                                (3,075)       3,525                        --
 RRP shares forfeited                         (210)                                 1,620       (1,410)                       --
 Tax expense from RRP                       (3,483)                                                                       (3,483)
 Purchased 47,800
   treasury shares                                                                            (512,536)                 (512,536)
 Change in unrealized
   gain (loss) on
   available for sale
   securities net of
   applicable deferred
   income taxes of
   $571,019                                                                                               1,108,451    1,108,451
                         ------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCES, MARCH 31, 2001       13,225   20,317,385    3,275,716     (689,320)     (58,434)  (2,227,192)    (171,073)  20,460,307

 Net income for the year
   ended March 31, 2002                               2,199,887                                                        2,199,887
 Cash dividends paid
   ($.32 per share)                                    (339,489)                                                        (339,489)
 ESOP shares earned                         22,519                    46,010                                              68,529
 RRP shares earned                                                                 43,810                                 43,810
 RRP shares granted                          1,230                                 (4,188)       2,938                        --
 Tax (expense) benefit
   from RRP                                 32,402                                                                        32,402
 Purchased 24,000
   treasury shares                                                                            (329,668)                 (329,668)
 Change in unrealized
   gain (loss) on
   available for sale
   securities net of
   applicable deferred
   income taxes of
   $79,757                                                                                                 (154,823)    (154,823)
                         ------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCES, MARCH 31, 2002       13,225   20,373,556    5,136,114     (643,310)     (18,812)  (2,553,922)    (325,896)  21,980,955

 Net income for the year
   ended March 31, 2003                               2,920,539                                                        2,920,539
 Cash dividends paid
   ($.32 per share)                                    (335,586)                                                        (335,586)
 ESOP shares earned                         61,286                    44,740                                             106,026
 RRP shares earned                                                                  7,262                                  7,262
 Tax (expense) benefit
   from RRP                                    660                                                                           660
 Purchased 15,100
   treasury shares                                                                            (334,080)                 (334,080)
 Change in unrealized
   gain (loss) on
   available for sale
   securities net of
   applicable deferred
   income taxes of
   $554,800                                                                                               1,076,965    1,076,965
                         ------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCES, MARCH 31, 2003 $     13,225  $20,435,502  $ 7,721,067  $  (598,570) $   (11,550) $(2,888,002) $   751,069  $25,422,741
                         ============  ===========  ===========  ===========  ===========  ===========  ===========  ===========


NOTE: The accompanying notes are an integral part of these consolidated financial statements.
----

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001



                                                               2003              2002              2001
                                                           ------------      ------------      ------------
OPERATING ACTIVITIES
--------------------
 Net income                                                $  2,920,539      $  2,199,887      $  1,048,245
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              437,634           459,900           511,561
     Provision for loan losses                                  428,000           363,000           261,000
     Loss (gain) on sale of investment securities               (72,076)           (7,015)          (31,520)
     Net amortization (accretion) of mortgage-backed
       and investment securities                                 82,774            53,873            34,951
     Federal Home Loan Bank stock dividend                      (83,000)          (86,300)          (95,300)
     Deferred income tax expense (benefit)                       (3,187)           19,812             6,221
     Loss (gain) on sale of foreclosed real estate               (1,453)           (2,934)           (1,477)
     Loss (gain) on disposal of equipment and software            2,076            (9,513)           30,308
     ESOP shares earned                                         106,026            68,529            52,900
     RRP shares earned                                            7,262            43,810           117,167
     Amortization of goodwill                                        --                --           254,225
 Decrease (increase) in:
   Accrued interest receivable                                    1,305            29,098           (48,230)
   Other assets                                                (457,448)          (31,488)          276,904
 Increase (decrease) in:
   Accrued interest payable                                     (29,877)         (219,077)           41,888
   Accrued income taxes                                              --           (57,919)           15,500
   Other liabilities                                            (81,793)         (234,932)          308,626
                                                           ------------      ------------      ------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                3,256,782         2,588,731         2,782,969
                                                           ------------      ------------      ------------

INVESTING ACTIVITIES
--------------------
 Investment securities:
   Available for sale:
     Proceeds from sales, maturities and calls                3,404,600         1,292,300         6,798,717
     Purchased                                               (4,390,612)       (2,516,975)       (6,251,155)
 Mortgage-backed securities:
   Available for sale:
     Proceeds from sales                                      4,140,349                --                --
     Principal payments                                       3,258,074         1,306,397           548,677
     Purchased                                               (7,767,188)       (6,991,295)         (756,694)
 Purchased Federal Home Loan Bank stock                        (385,600)               --          (142,600)
 Purchased Federal Reserve Bank stock                                --                --           (10,550)
 Redemption of Federal Reserve Bank stock                            --                --           316,800
 Loan originations and principal payments, net              (27,362,357)      (22,104,949)      (11,349,482)
 Proceeds from sale of foreclosed real estate                   154,575           424,150            80,978
 Purchased premises and equipment                            (1,317,375)         (190,596)       (1,035,170)
 Proceeds from sale of equipment and fixtures                        --            24,885             1,622
 Purchased software                                            (125,413)           (7,763)          (16,218)
                                                           ------------      ------------      ------------

     NET CASH USED BY INVESTING ACTIVITIES                  (30,390,947)      (28,763,846)      (11,815,075)
                                                           ------------      ------------      ------------

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                   (Continued)







                                                               2003              2002              2001
                                                           ------------      ------------      ------------
FINANCING ACTIVITIES
--------------------
 Net change in deposits                                    $ 31,280,586      $ 13,444,521      $ 10,533,119
 Federal Home Loan Bank borrowings                          117,539,126       137,955,000       130,326,000
 Repayment of Federal Home Loan Bank borrowings            (116,814,058)     (127,189,433)     (130,765,790)
 Increase(decrease)in federal funds purchased and
   securities sold under agreements to repurchase            (1,013,447)        2,216,352           491,875
 Increase(decrease)in short term borrowings                    (439,562)          211,487          (339,432)
 Dividends paid                                                (335,586)         (339,489)         (348,260)
 Treasury shares purchased                                     (334,080)         (329,668)         (512,536)
                                                           ------------      ------------      ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES               29,882,979        25,968,770         9,384,976
                                                           ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       2,748,814          (206,345)          352,870

Cash and Cash Equivalents, Beginning of Year                  5,400,046         5,606,391         5,253,521
                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $  8,148,860      $  5,400,046      $  5,606,391
                                                           ============      ============      ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
   Cash paid during the year for:
     Interest on deposits and borrowings                   $  1,989,248      $  1,828,913      $  2,430,009
     Income taxes                                          $  1,180,000      $    828,481      $    310,982
     Assets acquired in settlement of loans                $     75,500      $    288,093      $     35,000
     Net unrealized gain (loss) on
       securities available-for-sale                       $  1,076,965      $   (154,823)     $  1,108,451



NOTE:      The accompanying notes are an integral part of these consolidated financial statements.
----

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

          Effective June 30, 2000, Classic Bank converted from a federal savings bank to a state chartered commercial bank.

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

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

          The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America and general accounting practices within the financial services industry. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particulary susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, and goodwill impairment.

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

     B.   INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

          The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investment securities be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available-for-sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified according to management's intent upon acquisition. The Corporation's stockholders' equity reflected net unrealized gains of $751,069 at March 31, 2003 and net unrealized losses of $325,896 at March 31, 2002. Realized gains and losses on sales of securities are recognized using the specific identification method.

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

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     C.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

          At March 31, 2003 and 2002, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

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

     G.   GOODWILL AND OTHER INTANGIBLES

          Prior to April 1, 2001, goodwill resulting from the acquisition of First National and Citizens Bank totaling approximately $6.4 million was being amortized over a twenty-five year period using the straight-line method.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level on an annual basis and between annual

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     G.   GOODWILL AND OTHER INTANGIBLES (Continued)

          tests whenever an impairment indicator arises. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The annual goodwill impairment test may be performed any time during the fiscal year provided the test is performed at the same time every year.

          The corporation adopted SFAS No. 142 effective April 1, 2001 as permitted, and the transitional goodwill impairment tests of the Corporation's Banking segment was performed in the second quarter of the Company's 2003 fiscal year end. As a result of the adoption of this Statement, the Corporation will discontinue the amortization of goodwill and will record impairment losses only when required by the application of SFAS No. 142. The impact of the adoption of Statement No. 142 on net income for the Corporation is as follows:

                                                FOR THE YEARS ENDED MARCH 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------   ----------   ----------
                                                  (In thousands, except for
                                                      per share amounts)

          Reported net income               $    2,921   $    2,200   $    1,048
          Add back: Goodwill amortization            0            0          254
                                            ----------   ----------   ----------
          Adjusted net income               $    2,921   $    2,200   $    1,302
                                            ==========   ==========   ==========

          BASIC EARNINGS PER SHARE:
            Reported net income             $     2.77   $     2.08   $     0.97
            Goodwill amortization                    0            0          .24
                                            ----------   ----------   ----------
            Adjusted net income             $     2.77   $     2.08   $     1.21
                                            ==========   ==========   ==========

          DILUTED EARNINGS PER SHARE:
            Reported net income             $     2.55   $     1.94   $     0.96
            Goodwill amortization                    0            0          .23
                                            ----------   ----------   ----------
            Adjusted net income             $     2.55   $     1.94   $     1.19
                                            ==========   ==========   ==========

          The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2003 and 2002 were as follows:

                                                             BANKING SEGMENT
                                                         -----------------------
                                                              (In thousands)

                                                            2003         2002
                                                         ----------   ----------
          Balance, Beginning of year                     $    5,555   $    5,555
          Goodwill acquired                                      --           --
          Impairment losses                                      --           --
          Goodwill written off related to disposal
            of reporting unit                                    --           --
                                                         ----------   ----------
          Balance, End of year                           $    5,555   $    5,555
                                                         ==========   ==========

                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     G.   GOODWILL AND OTHER INTANGIBLES (Continued)

          The fair value of the reporting unit was estimated using a multiple of earnings as determined by current industry information. The testing indicated that the fair value of the reporting unit exceeded the carrying amount of the net assets (including goodwill).

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

     I.   EARNINGS PER SHARE

          Basic earnings per share is calculated based on 1,052,477, 1,056,882, and 1,080,469, weighted average number of common shares outstanding for the years ended March 31, 2003, 2002, and 2001, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option and recognition and retention plan. Weighted average common shares deemed outstanding for purpose of computing diluted earnings per share totaled 1,144,676, 1,132,974, and 1,087,788, for the years ended March 31, 2003, 2002, and 2001, respectively. There were 91,513, 76,092, and 1,915, incremental shares related to the assumed exercise of stock options, and 686, 0, and 5,404, incremental shares related

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     I.   EARNINGS PER SHARE (Continued)

          to the assumed issuance of recognition and retention plan shares for the years ended March 31, 2003, 2002, and 2001, respectively.

          Options to purchase 43,000, 400 and 75,476 shares of common stock with a weighted- average exercise price of $31.87, $16.75, and $13.02 per share were outstanding at March 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares. These options expire between February 1, 2007 and March 17, 2013.

     J.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement defines a legal obligation as an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". FASB No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Corporation's financial condition or results of operations.

          In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable, and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     J.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          SFAS No. 144 effective April 1, 2002, without material effect on the Corporation's financial condition or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

          The FASB issued SFAS No. 147, "Acquisitions of Certain Financial
          Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Corporation's financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting or stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Corporation's financial position or results of operations.

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     K.   FINANCIAL INSTRUMENTS

          OTHER OFF-BALANCE-SHEET INSTRUMENTS. In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     L.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

          SECURITIES AVAILABLE FOR SALE - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities (Federal Home Loan Bank stock) represents redemption value and approximates fair value.

          MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE FOR SALE - Fair values for mortgage- backed and related securities are based on quoted market prices or dealer quotes.

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

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     L.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

          Based on the methods and assumptions set forth above, the estimated fair value of the Corporation's financial instruments as of March 31, 2003 and 2002 are as follows:

                                                                  2003                      2002
                                                         ---------------------     ---------------------
                                                         CARRYING       FAIR       CARRYING       FAIR
                                                          VALUE         VALUE       VALUE         VALUE
                                                         --------     --------     --------     --------
                                                                         (In thousands)
          FINANCIAL ASSETS:
            Cash and due from banks                      $  8,125     $  8,125     $  5,400     $  5,400
            Federal funds sold and securities
              purchased under agreements to resell             24           24           --           --
            Securities available-for-sale                  28,247       28,247       25,803       25,803
            Mortgage-backed securities
              available-for-sale                            9,596        9,596        9,064        9,064
            Federal Home Loan Bank stock                    1,949        1,949        1,480        1,480
            Loans receivable, net                         187,175      198,196      160,316      168,221
            Accrued interest receivable                     1,157        1,157        1,158        1,158

          FINANCIAL LIABILITIES:
            Certificates of deposit                      $101,235     $101,470     $ 81,036     $ 81,329
            Other deposit accounts                         88,920       88,920       77,731       77,731
            Federal funds purchased and securities
              sold under agreements to repurchase           4,382        4,383        5,396        5,398
            Advances from the Federal Home Loan Bank       28,126       28,729       27,401       27,071
            Other short-term borrowings                         6            6          446          446
            Accrued interest payable                          344          344          374          374

                              --------------------



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

     M.   CASH AND CASH EQUIVALENTS

          For the purposes of reporting consolidated cash flows, the Corporation considers cash, balances with banks, federal funds sold, securities purchased under agreements to resell and interest-bearing cash deposits in other depository institutions with initial maturities of three months or less to be cash equivalents.

     N.   ADVERTISING COSTS

          Advertising costs are expensed when incurred.

     O.   RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the 2003 consolidated financial statements. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2:   RESTRICTIONS ON CASH AND DUE FROM BANKS
------    ---------------------------------------

          The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve as of March 31, 2003 and 2002 was $175,000.

NOTE 3:   MERGER AGREEMENT
------    ----------------

          On December 30, 2002, Classic Banchshares, Inc. entered into a merger agreement with First Federal Financial Bancorp, Inc. Under the terms of the agreement, Classic Bancshares, Inc. will exchange a combination of its common stock and cash with an approximate value of $11,748,000 for 100% of the outstanding common stock of First Federal Financial Bancorp, Inc. The transaction, which is scheduled to close on June 20, 2003, is subject to regulatory and shareholder approval.

NOTE 4:   INVESTMENT AND MORTGAGE-BACKED SECURITIES
------    -----------------------------------------

          Investment securities and mortgage-backed securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2003 and 2002 are as follows:

                              --------------------



NOTE 4:   INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)
------    -----------------------------------------

                                                            GROSS             GROSS
                                          AMORTIZED       UNREALIZED        UNREALIZED        ESTIMATED
                                            COST            GAINS             LOSSES          FAIR VALUE
                                        ------------     ------------      ------------      ------------
          AVAILABLE-FOR-SALE

          MARCH 31, 2003:
          U. S. Government Agency
            Securities                  $    564,062     $         --      $       (438)     $    563,624
          Obligations of state and
            political subdivisions        19,099,172          823,406           (13,932)       19,908,646
          Corporate debt securities        7,504,917          276,180            (6,497)        7,774,600
                                        ------------     ------------      ------------      ------------
                                        $ 27,168,151     $  1,099,586      $    (20,867)     $ 28,246,870
                                        ------------     ------------      ------------      ------------
          MARCH 31, 2002:
          U. S. Government Agency
            Securities                  $  2,500,000     $      6,946      $    (19,265)     $  2,487,681
          Obligations of state and
            political subdivisions        17,177,903          284,343          (419,812)       17,042,434
          Corporate debt securities        6,532,480           21,814          (280,918)        6,273,376
                                        ------------     ------------      ------------      ------------
                                        $ 26,210,383     $    313,103      $   (719,995)     $ 25,803,491
                                        ------------     ------------      ------------      ------------

          The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at March 31, 2003 and 2002 are as follows:

                                                            GROSS             GROSS
                                          AMORTIZED       UNREALIZED        UNREALIZED        ESTIMATED
                                            COST            GAINS             LOSSES          FAIR VALUE
                                        ------------     ------------      ------------      ------------
          MARCH 31, 2003:
           FHLMC                        $  8,444,766     $     16,632      $       (727)     $  8,460,671
           FNMA                              765,511           43,601                             809,112
           Other                              87,580               83                              87,663
           REMICS:
            FHLMC                            238,961               --              (325)          238,636
                                        ------------     ------------      ------------      ------------
                                        $  9,536,818     $     60,316      $     (1,052)     $  9,596,082
                                        ============     ============      ============      ============
          MARCH 31, 2002:
           FHLMC                        $  7,602,117     $     35,810      ($   135,458)     $  7,502,469
           FNMA                            1,061,986           20,779                --         1,082,765
           Other                             108,408               --            (1,372)          107,036
           REMICS:
            FHLMC                            377,996               --            (6,649)          371,347
                                        ------------     ------------      ------------      ------------
                                        $  9,150,507     $     56,589      ($   143,479)     $  9,063,617
                                        ============     ============      ============      ============

          Gross realized gains and gross realized losses on the sale of available-for-sale investment and mortgage-backed securities were $72,076 and $0, respectively for the year ended March 31, 2003, $7,015 and $0, respectively for the year ended March 31, 2002, and $33,227 and $1,707, respectively for the year ended March 31, 2001.

          The amortized cost and estimated fair value of investment and mortgage-backed securities at March 31, 2003 and 2002 by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              --------------------



NOTE 4:   INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)
------    -----------------------------------------

                                                                2003                          2002
                                                     -------------------------     -------------------------
                                                                    ESTIMATED                     ESTIMATED
                                                      AMORTIZED       FAIR          AMORTIZED       FAIR
                                                        COST          VALUE           COST          VALUE
                                                     ----------     ----------     ----------     ----------
                                                                         (In Thousands)
          Due in one year or less                    $      700     $      710     $      150     $      152
          Due after one year through five years           2,460          2,619          2,511          2,618
          Due after five years through ten years          3,615          3,796          4,095          4,140
          Due after ten years                            20,393         21,122         19,454         18,893
                                                     ----------     ----------     ----------     ----------
                                                         27,168         28,247         26,210         25,803

          Mortgage-backed securities-not
           due at a single maturity date                  9,537          9,596          9,151          9,064
                                                     ----------     ----------     ----------     ----------
              TOTAL                                  $   36,705     $   37,843     $   35,361     $   34,867
                                                     ==========     ==========     ==========     ==========

          Securities carried at approximately $12,946,196 at March 31, 2003, and $14,781,917 at March 31, 2002, were pledged to secure deposits of public funds and for other purposes required or permitted by law.

          The amortized cost of mortgage-backed securities includes unamortized premiums of $287,238 and $108,564 and unearned discounts of $7,222 and $12,299 at March 31, 2003 and 2002, respectively.

          Mortgage-backed securities with adjustable rates totaled $808,176 and $1,130,735 at March 31, 2003 and 2002, respectively.

          Accrued interest receivable includes $365,761 and $378,000, at March 31, 2003 and 2002, respectively, related to investment and mortgage-backed securities.

                              --------------------


NOTE 5:   LOANS RECEIVABLE
------    ----------------

          The components of loans in the consolidated statements of financial condition were as follows:
                                                             MARCH 31
                                                    --------------------------
                                                       2003            2002
                                                    ----------      ----------
                                                          (In Thousands)
          Real estate loans:
             One-to-four family                     $   74,233      $   74,321
             Commercial                                 24,869          23,105
             Multi-family                                1,042           1,083
             Construction                                4,623           4,823
          Consumer Loans                                36,272          24,966
          Commercial loans                              47,971          33,522
                                                    ----------      ----------
          Total loans receivable                       189,010         161,820

          Less: Unearned discounts and loan
                  origination costs                       (140)           (124)
                Allowance for loan losses                1,975           1,628
                                                    ----------      ----------
          Total loans receivable, net               $  187,175      $  160,316
                                                    ==========      ==========


          Loans with adjustable rates totaled $101.1 million and $73.9 million March 31, 2003 and 2002, respectively.

          Accrued interest receivable includes $791,077 and $780,144 at March 31, 2003 and 2002, respectively, related to loans receivable.

          Activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                           2003          2002          2001
                                       ------------  ------------  ------------
          Balance at beginning of year $  1,628,242  $  1,406,908  $  1,289,302
          Provision for losses              428,000       363,000       261,000
          Charge-offs                      (109,385)     (181,876)     (190,821)
          Recoveries                         27,982        40,210        47,427
                                       ------------  ------------  ------------
          Balance at end of year       $  1,974,839  $  1,628,242  $  1,406,908
                                       ============  ============  ============

                              --------------------



NOTE 5:   LOANS RECEIVABLE (Continued)
------    ----------------

          The following is a summary of non-performing loans at March 31:

                                                          2003    2002    2001
                                                         ------  ------  ------
                                                             (In Thousands)
          Accruing loans past due 90 days or more        $  669  $  244  $  124
          Nonaccrual loans                                  600     412     662
                                                         ------  ------  ------
          Total non-performing loan balances at year end $1,269  $  656  $  786
                                                         ======  ======  ======
          Non-performing loans as a percentage of loans     .68%    .41%    .56%
                                                         ======  ======  ======


          In the normal course of business and subject to normal credit policies, the Bank makes loans to officers, directors, their immediate family and business interests of such persons. At March 31, 2003 and 2002, the balances of loans to such parties were as follows:

                                                        2003           2002
                                                    ------------   ------------
          Aggregate amount of indebtedness
           at beginning of year                     $ 14,122,718   $  8,108,287
          New loans                                   33,536,723     42,573,962
          Repayments                                 (33,901,761)   (36,559,531)
                                                    ------------   ------------
          Aggregate amount of indebtedness
           at end of year                           $ 13,757,680   $ 14,122,718
                                                    ============   ============


NOTE 6:   PREMISES AND EQUIPMENT
------    ----------------------

          Premises and equipment at March 31, 2003 and 2002 by major classifications are as follows:
                                                        2003           2002
                                                     ----------     ----------

          Land                                       $1,596,706     $1,267,198
          Buildings and improvements                  4,693,764      4,094,683
          Furniture and equipment                     3,347,811      2,965,557
                                                     ----------     ----------
             TOTAL                                    9,638,281      8,327,438
             -----
          Less: Accumulated depreciation              3,370,905      2,961,312
                                                     ----------     ----------
                                                     $6,267,376     $5,366,126
                                                     ==========     ==========

          Depreciation expense charged to operations for the years ended March 31, 2003, 2002, and 2001 totaled $414,049, $430,032, and $445,235, respectively.

                              --------------------


NOTE 7:   DEPOSITS
------    --------

          The aggregate amount of short-term jumbo certificates of deposit each with a minimum denomination of $100,000 or more was approximately $31,337,275 and $26,529,516 at March 31, 2003 and 2002, respectively.

          The scheduled maturities of certificates of deposit were as follows for the years ending March 31:

          2004                                       $ 67,734,967
          2005                                         18,913,271
          2006                                          6,438,784
          2007                                          1,890,178
          2008                                          5,985,825
          2009 and thereafter                             271,738
                                                     ------------
                                                     $101,234,763
                                                     ============

          Interest expense on deposits is summarized as follows for the years ended March 31:

                                              2003       2002       2001
                                             ------     ------     ------
                                                    (In Thousands)

          Certificates of deposit            $2,967     $4,034     $4,336
          NOW accounts and money
            market demand accounts              772        973      1,265
          Passbook and club accounts            188        259        334
                                             ------     ------     ------
                                             $3,927     $5,266     $5,935
                                             ======     ======     ======

          The Bank held related party deposits of approximately $5.4 million and $4.0 million at March 31, 2003 and 2002, respectively.


NOTE 8:   ADVANCES FROM FEDERAL HOME LOAN BANK
------    ------------------------------------

          Advances from the Federal Home Loan Bank of Cincinnati totaled $28,126,225 at March 31, 2003. In addition, the Federal Home Loan Bank had issued for the account of Classic Bank, $10,600,000 in standby letters of credit for the benefit of depositors of public funds. The advances and letters of credit are collateralized with the Bank's Federal Home Loan Bank stock with a carrying value of $1,948,900 and certain residential real estate mortgage loans in the amount of $52,839,750.

          At March 31, 2003, advances with a remaining term of 90 days or less, and a weighted average interest rate of 1.56% totaled $3,500,000. Advances requiring monthly principal reductions with a weighted average maturity of 4.1 years and a weighted average interest rate of 3.76% totaled $24,626,225.

                              --------------------



NOTE 8:   ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)
------    ------------------------------------

          Scheduled principal payments are due as follows:

          Due in fiscal year ending:
              March 31, 2004                         $  9,740,185
              March 31, 2005                            6,071,025
              March 31, 2006                            5,512,105
              March 31, 2007                            5,367,095
              March 31, 2008                              261,723
              After March 31, 2008                      1,174,092
                                                     ------------
                                                     $ 28,126,225
                                                     ============


NOTE 9:   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
------    ----------------------------------------------

          Securities sold under agreements to repurchase at March 31, 2003 and 2002 totaled $4,382,494 and $5,395,941, respectively.

          Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                         2003          2002
                                                      ----------    ----------

          Average balance during the year             $5,206,431    $4,552,598
          Average interest rate during the year             1.05%         2.37%
          Maximum month-end balance during the year   $6,020,271    $5,872,828


          U.S. Government Agency securities underlying the agreements at year-end:

          Amortized cost                              $4,538,532    $5,396,000
          Estimated fair value                        $4,538,621    $5,287,000

          Securities sold under agreements to repurchase at March 31, 2003 and 2002 had maturities ranging from one day to three months.


NOTE 10:  OTHER BORROWINGS
-------   ----------------

          Other short-term borrowings at March 31, 2003 and 2002 consist of term treasury tax and loan deposits and are generally repaid within one to twenty days from the date of the transaction. Securities with an amortized cost of $564,062 and $450,000 and estimated fair value of $563,125 and $453,125, were pledged at March 31, 2003 and 2002, respectively, as collateral for treasury tax and loan deposits.

                              --------------------




NOTE 11:  INCOME TAXES
-------   ------------

          The provision for income taxes consists of:

                                                                YEARS ENDED MARCH 31
                                                      -----------------------------------------
                                                          2003           2002           2001
                                                      -----------    -----------    -----------
          Currently payable - Federal                 $ 1,106,100    $   721,320    $   327,252
          Deferred          - Federal                      (3,187)        19,812          6,221
                                                      -----------    -----------    -----------
                                                      $ 1,102,913    $   741,132    $   333,473
          Federal tax benefit (expense) from RRP
            credited (charged) to paid in capital             660         32,401         (3,483)
                                                      -----------    -----------    -----------
                                                      $ 1,103,573    $   773,533    $   329,990
                                                      ===========    ===========    ===========

          The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income taxes:

                                                                 YEARS ENDED MARCH 31
                                                      -----------------------------------------
                                                          2003           2002           2001
                                                      -----------    -----------    -----------
          Tax at statutory rate                              34.0%          34.0%          34.0%
          Tax exempt income                                  (7.4)          (9.4)         (20.4)
          Non-deductible expenses                             0.8            1.3           10.1
          Other                                               0.0            0.1            0.2
                                                      -----------    -----------    -----------
                                                             27.4%          26.0%          23.9%
                                                      ===========    ===========    ===========

          The components of the Corporation's net deferred tax asset (liability) as of March 31, 2003 and 2002, are summarized as follows:

                                                                       2003            2002
                                                                   ------------    ------------
          DEFERRED TAX ASSETS:
           Loans and loan loss allowance                           $    368,035    $    239,218
           Retirement and incentive programs                             82,269          51,495
           Net unrealized loss on available for sale securities               0         167,886
           Other assets                                                  19,011          27,183
                                                                   ------------    ------------
                                                                        469,315         485,782
                                                                   ------------    ------------
          DEFERRED TAX LIABILITIES:
           Federal Home Loan Bank stock dividends                      (319,192)       (290,972)
           Premises and equipment                                      (452,922)       (340,791)
           Net unrealized gains on available-for-sale securities       (386,914)             --
           Retirement and incentive programs                           (264,195)       (264,195)
           Accretion on securities                                      (22,983)        (19,616)
           Deferred loan origination costs                              (47,483)        (42,969)
                                                                   ------------    ------------
                                                                     (1,493,689)       (958,543)
                                                                   ------------    ------------
          NET DEFERRED TAX ASSET (LIABILITY)                       $ (1,024,374)   $   (472,761)
                                                                   ============    ============

                              --------------------



NOTE 11:  INCOME TAXES (Continued)
-------   ------------

          For years prior to 1996, savings institutions (formerly Classic Bank) were allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deductions for Classic Bank had accumulated to approximately $1.9 million at March 31, 2003. The estimated deferred tax liability on such amount is approximately $646,000, which has not been recorded in the accompanying consolidated financial statements. The Bank does not have any significant post 1987 increases in the percentage of earnings bad debt deduction subject to recapture. Banks can no longer utilize the percentage of earnings method to compute their bad debt deduction.


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

          At March 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                            CONTRACT AMOUNT
                                                      --------------------------
                                                       MARCH 31       MARCH 31
                                                         2003           2002
                                                      -----------    -----------
                                                            (In thousands)

          Commitments to grant loans                  $     5,907    $     2,966
          Unfunded commitments under lines of credit  $    14,117    $    11,982
          Commercial and standby letters of credit    $       474    $       323

                              --------------------



NOTE 12:  OFF BALANCE SHEET ACTIVITIES (Continued)
-------   ----------------------------

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

          The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2020. The following table summarizes minimum payments due under lease agreements by year:

          YEAR ENDING MARCH 31                        (DOLLARS IN THOUSANDS)
          --------------------                        ----------------------
                 2004                                         $   84
                 2005                                             79
                 2006                                             79
                 2007                                             73
                 2008                                             42
                 2009 and thereafter                             578
                                                              ------
                                                              $  935
                                                              ======

          Total rental expense under operating leases was approximately $87,099, $98,017, and $61,363, for the years ended March 31, 2003, 2002 and
          2001, respectively.

                              --------------------


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

          The Bank had deposits with other financial institutions which exceeded the federally insured limits at March 31, 2003 by approximately $76,000. The Bank does not have a policy for requiring collateral on such deposits.


NOTE 15:  BENEFIT PLANS
-------   -------------

          The Corporation and its subsidiary participate in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees of the Corporation and its subsidiary meeting certain service and age requirements. The plan operates on a fiscal year ending June 30, and it is the policy of the Corporation to fund the normal cost of the plan. Contributions to the plan have not been required for the years ended March 31, 2003, 2002 and 2001. The data available from the plan administrators is not sufficient to determine the Corporation's share of the pension plan's accumulated benefit obligation or the net assets attributable to the Corporation.

          Effective July 1, 1997, First National's defined benefit plan was terminated and its plan assets were merged into the Corporation's Pentegra multi-employer pension plan. All eligible employees of First National became participants in the Corporation's

                              --------------------




NOTE 15:  BENEFIT PLANS (Continued)
-------   -------------

          multi-employer pension plan. Prepaid pension expense of $777,045, representing the excess of the fair value of pension plan assets over the accrued actuarial pension liability at July 1, 1998, is included in other assets in the consolidated statement of financial condition at March 31, 2003 and 2002.

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

          The following table sets forth the supplemental executive retirement plan's funded status and amounts recognized in the consolidated financial statements at March 31, 2003 and 2002, and 2001:

                                                       2003             2002             2001
                                                    ----------       ----------       ----------
          Accumulated vested benefit obligation     $  (89,209)      $  (65,116)      $  (47,928)
                                                    ==========       ==========       ==========

          Projected benefit obligation              $ (168,747)      $ (120,279)      $  (98,052)
          Under (over) accrual                          66,075           32,769           24,656
                                                    ----------       ----------       ----------
          Accrued retirement cost                   $ (102,672)      $  (87,510)      $  (73,396)
                                                    ==========       ==========       ==========

          Net retirement cost includes the
            following components:

          Service cost - benefits earned
            during the year                         $   19,713       $   16,058       $   15,273
          Interest cost                                  9,660            6,745            5,346
          Other                                        (14,211)          (7,976)          (7,262)
                                                    ----------       ----------       ----------
          Net retirement cost                       $   15,162       $   14,827       $   13,357
                                                    ==========       ==========       ==========
          Discount rate                                    7.0%             7.0%             7.0%
                                                    ==========       ==========       ==========
          Rate of increase in future
           compensation levels                             5.0%             5.0%             5.0%
                                                    ==========       ==========       ==========

          In conjunction with the stock conversion in 1995, the Corporation established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058,000 from the Corporation and purchased 105,800 common shares, equal to 8.0% of the total number of shares issued in the conversion. The Bank makes

                              --------------------



NOTE 15:  BENEFIT PLANS (Continued)
-------   -------------

          scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares not committed to be released and unallocated shares is reported as a reduction of stockholders' equity.

          Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest; dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Allocated ESOP shares become outstanding for earnings-per-share computations. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the years ended March 31, 2003, 2002, and 2001, was $106,025, $68,529, and $52,077, respectively.

          The ESOP shares at March 31, 2003 and 2002 are as follows:

                                                       2003           2002
                                                    ----------     ----------
          Allocated shares                              45,943         41,469
          Unearned shares                               59,857         64,331
                                                    ----------     ----------
            Total ESOP shares                          105,800        105,800
                                                    ==========     ==========
          Fair value of unearned shares             $1,690,302     $1,098,194
                                                    ==========     ==========

          On July 29, 1996, stockholders of the Corporation approved the 1996 Recognition and Retention Plan ("RRP"). Under the RRP, restricted stock awards of up to 4% of the common stock sold in the conversion may be awarded to the directors, officers and key employees of the Corporation and its subsidiary. The Corporation completed the funding of the plan in September 1996 by purchasing 52,900 shares of common stock in the open market at a total cost of $621,575, which reduced consolidated stockholders equity. At March 31, 2003, vested, unvested and unawarded RRP shares totaled 51,936 shares, 850 shares and 114 shares, respectively.

          The holders of the restricted shares have all of the rights of a shareholder, except that they cannot sell, assign, pledge or transfer any of the restricted shares during the restricted period. The restricted shares vest at a rate of 20% on each anniversary of the grant date. RRP expense of $6,425, $48,131, and $117,166, was recorded for the years ended March 31, 2003, 2002, and 2001 respectively.

          During the fiscal year ended March 31, 1998, the Corporation adopted a 401(k) Savings and Profit Sharing Plan covering substantially all employees. Under the plan, the Corporation matches 50.0% of the employee's contribution up to 3.0% of the employee's salary. Total expense under this plan was $59,968, $51,487, and $52,900, for the years ended March 31, 2003, 2002, and 2001, respectively.

                              --------------------


NOTE 16:  STOCK OPTION PLAN
-------   -----------------

          On July 29, 1996, stockholders of the Corporation approved the 1996 Stock Option and Incentive Plan ("SOP"). Under the 1996 SOP 132,250 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiary.

          The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by date of grants, net of subsequent forfeitures:

                                         SHARES GRANTED         EXERCISE PRICE
                                         --------------         --------------

            July 29, 1996                    106,774               $10.8125
            February 1, 1997                  19,000               $13.3750
            September 14, 1998                 4,500               $13.8750
            October 12, 1998                     626               $13.7500
            April 19, 1999                       200               $13.6250
            March 12, 2001                       450               $12.3130
            February 15, 2002                    400               $16.7500

          All grants under the 1996 "SOP" are exercisable at the fair market value at the date of the grants. The options vest with the grantees at the rate of 20% per year on each anniversary date of the grants and are available for exercise, subject to the vesting schedule, for up to ten years from the grant date.

          A summary of the status of the Corporation's 1996 stock option plan as of March 31, 2003, 2002, and 2001, and changes during the periods ending on those dates is presented below:

                                                 2003                        2002                         2001
                                        ----------------------       ---------------------         --------------------
                                                        WEIGHTED                    WEIGHTED                     WEIGHTED
                                                        AVERAGE                     AVERAGE                      AVERAGE
                                                        EXERCISE                    EXERCISE                     EXERCISE
                                        SHARES           PRICE       SHARES          PRICE         SHARES         PRICE
                                        ------           -----       ------          -----         ------         -----
   Options outstanding at
     beginning of year                 131,950          $11.33      132,250          $11.32        131,800        $11.32
   Granted                                   0              --          400          $16.75            450        $12.31
   Exercised                                 0              --            0              --              0            --
   Forfeited                                 0              --        (700)                              0            --
                                       -------                      -------                        -------

   Options outstanding at
     end of year                       131,950          $11.33      131,950          $11.33        132,250        $11.32
                                       =======                      =======                        =======

   Eligible for exercise at
     year end                          130,255          $11.33      129,020          $11.33        103,109        $11.32
                                       =======                      =======                        =======

   Weighted average fair value
     of options granted during
     the year                                             N/A                        $ 5.05                       $ 3.71

                                       77

                              --------------------


NOTE 16:  STOCK OPTION PLAN (Continued)
-------   -----------------

          The following information applies to the 1996 Stock Option and Incentive Plan options outstanding at March 31, 2003:

                                                     AVERAGE        AVERAGE
                  RANGE OF                          REMAINING       EXERCISE
               EXERCISE PRICE        OUTSTANDING   LIFE (YEARS)      PRICE
               --------------        -----------   ------------      -----
            $10.8125 to $16.7500       131,950         3.5           $11.33

          On July 27, 1998, the stockholders of the Corporation approved the 1998 Premium Price Stock Option Growth Plan. Under the 1998 SOP, 50,000 shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiary.

          The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by date of grants, net of subsequent forfeitures:

                                    SHARES GRANTED            EXERCISE PRICE
                                    --------------            --------------

          February 15, 1999             5,000                    $16.2950
          April 19, 1999                5,550                    $14.9880
          April 24, 2000               24,000                    $11.2750
          March 12, 2001               14,350                    $13.5440

          These grants vest immediately with the grantees and may be exercised at any time up to ten years.

          A summary of the Corporation's 1998 Premium Price Stock Option Growth Plan as of March 31, 2003, 2002 and 2001 and changes during the periods ending on those dates is presented below:

                                                 2003                        2002                         2001
                                        ----------------------       ---------------------         --------------------
                                                        WEIGHTED                    WEIGHTED                     WEIGHTED
                                                        AVERAGE                     AVERAGE                      AVERAGE
                                                        EXERCISE                    EXERCISE                     EXERCISE
                                        SHARES           PRICE       SHARES          PRICE         SHARES         PRICE
                                        ------           -----       ------          -----         ------         -----
          Options outstanding at
            beginning of year           48,900         $ 12.88       50,000        $ 12.84         11,300       $ 15.57
          Granted during the year            0              --            0             --         39,450       $ 12.10
          Exercised                          0              --            0             --              0            --
          Forfeited                          0              --        1,100        $(11.28)          (750)      $(14.99)
                                        ------                       ------                        ------
          Options outstanding at
            end of year                 48,900         $ 12.88       48,900        $ 12.88         50,000       $ 12.84
                                        ======                       ======                        ======

          Eligible for exercise at
            year end                    48,900         $ 12.88       48,900        $ 12.88         50,000       $ 12.84
                                        ======                       ======                        ======

          Weighted-average fair value of
            options granted during the year                N/A                         N/A                      $  2.64

                              --------------------


NOTE 16:  STOCK OPTION PLAN (Continued)
-------   -----------------

          The following information applies to the 1998 Premium Price Stock Option Growth Plan at March 31, 2003:

                                                     AVERAGE        AVERAGE
                  RANGE OF                          REMAINING       EXERCISE
               EXERCISE PRICE        OUTSTANDING   LIFE (YEARS)      PRICE
               --------------        -----------   ------------      -----
           $11.2750  to $16.2950       48,900          6.0          $12.88

          On August 13, 2001, the stockholders of the Corporation approved the 2001 Premium Price Stock Option Growth Plan. Under the 2001 SOP, 50,000 shares were reserved for issuance to officers, directors and key employees of the Corporation and its subsidiary.

          The following tabulation shows the number of shares and the exercise price of options awarded to officers, directors, and key employees by date of grants, net of subsequent forfeitures:

                                    SHARES GRANTED            EXERCISE PRICE
                                    --------------            --------------
          May 20, 2002                  7,000                    $22.5489
          March 17, 2003               43,000                    $31.8670

          These grants vest immediately with the grantees and may be exercised at any time up to ten years.

          A summary of the Corporation's 2001 Premium Price Stock Option Growth Plan as of March 31, 2003 and changes during the period ending on that date is presented below:

                                                           MARCH 31, 2003
                                                           --------------
                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                         SHARES      PRICE
                                                         ------      -----

          Options outstanding at beginning of year           0           --
          Granted during the year                       50,000      $ 30.56
          Exercised                                          0           --
          Forfeited                                          0           --
                                                        ------
          Options outstanding at end of year            50,000      $ 30.56
                                                        ======

          Eligible for exercise at year end             50,000      $ 30.56
                                                        ======

          Weighted-average fair value of options
            granted during the year                                 $  6.91

                              --------------------


NOTE 16:  STOCK OPTION PLAN (Continued)
-------   -----------------

          The following information applied to the 2001 Premium Price Stock Option Growth Plan at March 31, 2003:

                                                     AVERAGE        AVERAGE
                  RANGE OF                          REMAINING       EXERCISE
               EXERCISE PRICE        OUTSTANDING   LIFE (YEARS)      PRICE
               --------------        -----------   ------------      -----
           $22.5489  to $31.8670       50,000          9.9          $30.56

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

          The Corporation utilizes APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     MARCH 31
                                      --------------------------------------
                                      2003             2002             2001
                                      ----             ----             ----
          Net earnings
            As reported            $2,920,539       $2,199,887       $1,048,245
            Pro forma              $2,691,386       $2,172,325       $  894,619

          Earnings per share
            Basic:
                As reported        $     2.77       $     2.08       $      .97
                Pro forma          $     2.56       $     2.05       $      .83
            Diluted:
                As reported        $     2.55       $     1.94       $      .96
                Pro forma          $     2.35       $     1.92       $      .82

                              --------------------


NOTE 16:  STOCK OPTION PLAN (Continued)
-------   -----------------

          The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield 1.79%; expected volatility of 27.48%; risk free interest rate of 5.68%; and expected lives of 7 years.

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

          As of March 31, 2003, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those dates that management believes have changed the bank's category. The following table sets forth the Bank's minimum capital requirements and actual capital as of March 31, 2003 and 2002.

                              --------------------

-------   -------------------------------

                                                                                                             TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                               FOR CAPITAL               PROMPT CORRECTIVE
                                                    ACTUAL                  ADEQUACY PURPOSES            ACTION PROVISIONS
                                                   AMOUNT      RATIO       AMOUNT        RATIO         AMOUNT         RATIO
                                                   ------      -----       ------        -----         ------         -----
                                                                         (Dollars in thousands)
           MARCH 31, 2003

           Total Capital
            (to Risk Weighted Assets)             $19,738      10.8%      >=$14,654      >=8.0%       >=$18,317      >=10.0%
            Tier I Capital
           (to Risk Weighted Assets)              $17,763       9.7%      >=$ 7,327      >=4.0%       >=$10,990      >= 6.0%
            Tier I Capital
            (to Adjusted Total Assets)            $17,763       7.6%      >=$ 9,388      >=4.0%       >=$11,735      >= 5.0%

           MARCH 31, 2002

           Total Capital
            (to Risk Weighted Assets)             $16,277      10.6%      >=$12,274      >=8.0%       >=$15,342      >=10.0%
            Tier I Capital
           (to Risk Weighted Assets)              $14,649       9.5%      >=$ 6,137      >=4.0%       >=$ 9,205      >= 6.0%
            Tier I Capital
            (to Adjusted Total Assets)            $14,649       7.1%      >=$ 8,234      >=4.0%       >=$10,293      >= 5.0%


          The Corporation's principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Corporation's banking subsidiary without prior approval. During the fiscal year March 31, 2004, approximately $4,123,533 plus any fiscal year 2004 net profits can be paid by the Corporation's banking subsidiary without prior regulatory approval.

NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------   -----------------------------------------------------

          The following condensed financial statements summarize the financial position of the Corporation as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended March 31, 2003, 2002, and 2001:

                              --------------------


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------

          STATEMENTS OF FINANCIAL CONDITION                MARCH 31, 2003       MARCH 31, 2002
          ---------------------------------                --------------       --------------
          ASSETS
          *  Cash                                           $      9,795         $    688,821
             Temporary investments                                27,383               81,701
             Securities available for sale                       540,000              512,500
             Accrued interest receivable                          10,625                5,625
          *  Note receivable - ESOP                              676,726              713,306
          *  Equity in net assets of Bank
                Subsidiary                                    24,046,484           19,896,270
          *  Income taxes and other receivables
               due from subsidiary                               137,176                 --
             Other assets                                         18,584              121,351
                                                            ------------         ------------

          TOTAL ASSETS                                      $ 25,466,773         $ 22,019,574
                                                            ============         ============

          LIABILITIES
             Accounts payable and accrued expenses          $     31,270         $     34,955
             Deferred income taxes                                12,762                3,664
                                                            ------------         ------------
          TOTAL LIABILITIES                                       44,032               38,619
                                                            ------------         ------------

          STOCKHOLDERS' EQUITY
             Common stock                                         13,225               13,225
             Additional paid-in capital                       20,435,502           20,373,556
             Retained earnings                                 7,721,067            5,136,114
             Net unrealized gain (loss) on available
               for sale securities                               751,069             (325,896)
             Treasury stock                                   (2,888,002)          (2,553,922)
             Unearned ESOP shares                               (598,570)            (643,310)
             Unearned RRP shares                                 (11,550)             (18,812)
                                                            ------------         ------------
          TOTAL STOCKHOLDERS' EQUITY                        $ 25,422,741         $ 21,980,955
                                                            ------------         ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 25,466,773         $ 22,019,574
                                                            ============         ============

                    * These accounts eliminate upon consolidation.

                              --------------------


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------

                                                                  YEARS ENDED MARCH 31,
                                                        ----------------------------------------
          STATEMENTS OF INCOME                          2003              2002              2001
          --------------------                          ----              ----              ----
          INCOME
          *  Equity in undistributed earnings
              of bank subsidiaries                   $2,984,714        $1,138,819        $     --
          *  Dividends from bank subsidiaries           100,000         1,241,077         1,292,691
          *  Other income - management fees              60,000            60,000           127,000
          *  Interest income - ESOP loan                 43,444            45,716            47,988
             Interest and dividend income                43,332            45,164            32,797
                                                     ----------        ----------        ----------

          TOTAL INCOME                                3,231,490         2,530,776         1,500,476
                                                     ----------        ----------        ----------

          EXPENSES
             Salaries and benefits                         --               9,731           112,499
             Interest expense                              --               2,579             6,612
             Legal and accounting fees                   62,715            60,695            65,699
          *  Corporate management fees                  186,000           186,000           179,095
             Printing and supplies                        8,831            19,752            29,690
             Other professional services                 40,612            35,698            65,855
             Directors fees                              62,400            62,400            61,200
             Other expenses                              33,934            46,454            55,883
                                                     ----------        ----------        ----------

          TOTAL EXPENSES                                394,492           423,309           576,533
                                                     ----------        ----------        ----------

          INCOME BEFORE INCOME TAXES                  2,836,998         2,107,467           923,943
             Federal and state income
               tax benefit (expense)                     83,541            92,420           124,302
                                                     ----------        ----------        ----------

          NET INCOME                                 $2,920,539        $2,199,887        $1,048,245
                                                     ==========        ==========        ==========

                     * These accounts eliminate upon consolidation.

                                -----------------


NOTE 18:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)
-------   -----------------------------------------------------

                                                                                       YEARS ENDED MARCH 31,
                                                                          --------------------------------------------
          STATEMENTS OF CASH FLOWS                                        2003                2002                2001
          ------------------------                                        ----                ----                ----
          OPERATING ACTIVITIES
             Net income                                               $ 2,920,539         $ 2,199,887         $ 1,048,245
               Adjustments to reconcile net income
                 to net cash provided by operating activities:
                  Depreciation                                              3,541               4,094               2,745
                  Equity in undistributed net income
                   of subsidiary                                       (2,984,714)         (1,138,819)               --
                  Earned RRP shares                                         7,262              43,810             105,920
                  Deferred income taxes - (benefit) expense                  (252)                331                 267
             Decrease (increase) in:
               Accrued interest receivable                                 (5,000)              1,667              (1,667)
               Receivables due from subsidiary                           (137,176)               --                  --
               Other assets                                                99,227              67,934             (63,889)
            Increase (decrease)
              Accounts payable and accrued expenses                        (3,685)            (29,803)             14,098
              Other increases                                                --                79,865                --
                                                                      -----------         -----------         -----------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (100,258)          1,228,966           1,105,719
                                                                      -----------         -----------         -----------

          INVESTING ACTIVITIES:
             Repayment on loan receivable from ESOP                        36,580              36,580              36,579
             Purchased equipment                                             --                  --               (12,910)
             Dividend distribution from subsidiary in
               excess of current year's earnings                             --                  --                10,465
             Purchased securities available for sale                         --                  --              (255,000)
                                                                      -----------         -----------         -----------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 36,580              36,580            (220,866)
                                                                      -----------         -----------         -----------

          FINANCING ACTIVITIES
             Dividends paid                                              (335,586)           (339,489)           (348,262)
             Treasury shares purchased                                   (334,080)           (329,668)           (512,536)
                                                                      -----------         -----------         -----------

          NET CASH USED BY FINANCING ACTIVITIES                          (669,666)           (669,157)           (860,798)
                                                                      -----------         -----------         -----------

          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                                         (733,344)            596,389              24,055

          Cash and Cash Equivalents at
            Beginning of Year                                             770,522             174,133             150,078
                                                                      -----------         -----------         -----------

          CASH AND CASH EQUIVALENTS AT
            END OF YEAR                                               $    37,178         $   770,522         $   174,133
                                                                      ===========         ===========         ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no changes in the Company's independent accountants during the Company's two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC by July 29, 2003.

EXECUTIVE OFFICERS

    Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC by July 29, 2003.

ITEM 10. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC by July 29, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC by July 29, 2003.

    The following table sets forth information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION


-----------------------------------------------------------------------------------------------------------------------------------
                                               (a)                                   (b)                      (c)
-----------------------------------------------------------------------------------------------------------------------------------
Plan Category                                  Number of securities to be issued     Weighted-average         Number of securities
                                               upon exercise of outstanding          exercise price of        remaining available
                                               options, warrants and rights          outstanding options,     for future issuance
                                                                                     warrants and rights      under equity
                                                                                                              compensation plans
                                                                                                              (excluding securities
                                                                                                              reflected in column
                                                                                                              (a))
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders:

1.   1996 Recognition and Retention Plan       1.  850 (Awarded but unvested)        1.  N/A                  1.  114
2.   1996 Stock Option and Incentive Plan      2.  131,950(1)                        2.  $11.29               2.  300
3.   1998 Premium Price Stock Option           3.  48,900                            3.  $12.88               3.  1,100
      Growth Plan
4.   2001 Premium Price Stock Option           4.  50,000(1)                         4. $30.56                4.  ---
       Growth Plan
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders
                                                               N/A                               N/A                    N/A
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                       231,700(1)                           N/A                   1,514
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes issued but unvested options


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS



   REGULATION S-B
   EXHIBIT NUMBER                          DOCUMENT

     3.1 Certification of Incorporation of Classic Bancshares, Inc. (incorporated herein by reference to Classic Bancshares, Inc.'s Registration Statement on Form S- 1 initially filed on December 19, 1995, Registration No. 33-87580).

     3.2 Bylaws of Classic Bancshares, Inc. (incorporated herein by reference to Current Report on Form 8-K filed February 25, 2003).

     4         Specimen Stock Certificate of Classic Bancshares, Inc.
               (incorporated by reference to Registration Statement on Form S-4 filed on April 14, 2003, Registration No. 333-104524).

     10.1      Employment Agreement between Classic Bancshares, Inc. and David
               B. Barbour (incorporated herein by reference to Classic Bancshares, Inc. Annual Report on Form 10-KSB for fiscal year ended March 31, 2001).

     10.2 Employment Agreement between Classic Bank and Lisah M. Frazier (incorporated herein by reference to Classic Bancshares, Inc.'s Annual Report on Form 10-KSB for fiscal year ended March 31,
               2001).

     10.3      Employment Agreement between Classic Bancshares, Inc. and Robert
               S. Curtis (incorporated herein by reference to Classic Bancshares, Inc.'s Annual Report on Form 10-KSB for fiscal year ended March 31, 2001).

     10.4 1996 Stock Option and Incentive Plan (incorporated herein by reference to Classic Bancshares, Inc.'s Proxy Statement dated June 28, 1996 to which it is attached as Exhibit A).

     10.5 1996 Recognition and Retention Plan (incorporated herein by reference to Classic Bancshares, Inc.'s Proxy Statement dated June 28, 1996 to which it is attached as Exhibit B.)

     10.6 1998 Premium Price Stock Option Growth Plan (incorporated herein by reference to Classic Bancshares, Inc.'s Proxy Statement dated June 26, 1998 to which it is attached as Exhibit A).

     10.7 2001 Premium Price Stock Option Growth Plan (incorporated herein by reference to Classic Bancshares, Inc.'s Proxy Statement dated July 13, 2001 to which it is attached as Exhibit A).

     10.8 Form of Supplemental Retirement Agreement with David B. Barbour (incorporated herein by reference to Registration Statement on Form S-4 filed on April 14, 2003, Registration No. 333-104524)

     21        List of Subsidiaries

     23        Consent of Smith, Goolsby, Artis & Reams, P.S.C.

     99.1 Certification of David B. Barbour Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Lisah M. Frazier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






(B)     REPORTS ON FORM 8-K

         During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K dated February 25, 2003 to file amended and restated by-laws and on February 25, 2003 to report under Item 5 for Form 8-K the issuance of a press release announcing its earnings for the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer, and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report and found them to be adequate.

         The Company maintains internal controls and has evaluated such controls within ninety days of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of this evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed with the SEC by July 29, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CLASSIC BANCSHARES, INC.

                       By:  /s/ David B. Barbour
                           ----------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer and Director (DULY AUTHORIZED REPRESENTATIVE)

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature and Title:  /s/      David B. Barbour                 /s/        C. Cyrus Reynolds
      ---------------------------------------                         ---------------------------------------
                 Date: June 27, 2003                            C. Cyrus Reynolds, Chairman of the Board
                      --------------------------------------
                         David B. Barbour                       Date:   June 27, 2003
                         President & CEO                                -----------------------------
David B. Barbour, President, Chief Executive
Officer and Director (PRINCIPAL EXECUTIVE AND
OPERATING OFFICER)


Date:   June 27, 2003
        --------------------


/s/       Lisah M. Frazier                                      /s/       Robert L. Bayes
      ---------------------------------------                         ---------------------------------------
Lisah M. Frazier, Chief Operating Officer                       Robert L. Bayes, Executive Vice President and
and Chief Financial Officer  and Director (PRINCIPAL            Director
FINANCIAL AND ACCOUNTING OFFICER)

Date:   June 27, 2003                                           Date:   June 27, 2003
      ----------------------                                          ----------------------


/s/       John W. Clark                                         /s/       E. B. Gevedon
      ---------------------------------------                         ---------------------------------------
John W. Clark, Director                                         E. B. Gevedon, Jr.,  Vice Chairman of the Board

Date:   June 27, 2003                                           Date:   June 27, 2003
      ----------------------                                          ----------------------


/s/        Robert B. Keifer, Jr.                                /s/       David A. Land
      ---------------------------------------                         ---------------------------------------
Robert B. Keifer, Jr., Director                                 David A. Lang, Director

Date:   June 27, 2003                                           Date:   June 27, 2003
      ----------------------                                          ----------------------



/s/         Jeffrey P. Lopez                                    /s/         Robert A. Moyer
      ---------------------------------------                         ---------------------------------------
Jeffrey P. Lopez, Director                                      Robert A. Moyer, Jr., Director

Date:   June 27, 2003                                           Date:   June 27, 2003
      ----------------------                                          ----------------------

  Certification of Principal Executive Officer and Principal Financial Officer
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, David B. Barbour, certify that:

     1) I have reviewed this annual report on Form 10-KSB of Classic Bancshares, Inc.:

     2) Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statement and other financial information included in this annual report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Signature and Title:  /s/  David B. Barbour               Date: June 27, 2003
                      ------------------------------            ---------------
                         David B. Barbour
                         President & CEO

  Certification of Principal Executive Officer and Principal Financial Officer
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, Lisah M. Frazier, certify that:

     1) I have reviewed this annual report on Form 10-KSB of Classic Bancshares, Inc.:

     2) Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statement and other financial information included in this annual report, fairly present in all material respects the financial condition , results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

          b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title:  /s/  Lisah M. Frazier               Date: June 27, 2003
                      ------------------------------            ---------------
                         Lisah M. Frazier
                         COO/CFO

                                INDEX TO EXHIBITS



 Number

     21        Subsidiaries of the Registrant

     23        Consent of Independent Auditors

     99.1 Certification of David B. Barbour Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Lisah M. Frazier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.