Form 10KSB/A
period 2003-03-31
CLASSIC BANCSHARES INC
filed 2003-07-11
CIK 1001627

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB amends our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 that was originally filed on June 30, 2003, to include the signature of the independent auditing firm on the Independent Auditors Report contained therein. Such signature was inadvertently omitted.

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

/s/ SMITH, GOOLSBY, ARTIS & REAMS

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

                       CLASSIC BANCSHARES, INC.

                       By: /s/ David B. Barbour
                           ----------------------------------------------------
                           David B. Barbour, President, Chief Executive Officer and Director (DULY AUTHORIZED REPRESENTATIVE)

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature and Title: /s/ David B. Barbour                     /s/ C. Cyrus Reynolds
                     ---------------------------------        -------------------------------------------
                     David B. Barbour, President & CEO        C. Cyrus Reynolds, Chairman of the Board

                     Date: July 11, 2003                      Date: July 11, 2003
                           ---------------------------              -------------------------------------

David B. Barbour, President, Chief Executive
Officer and Director (PRINCIPAL EXECUTIVE
AND OPERATING OFFICER)

Date:   July 11, 2003
        -----------------------------------


/s/ Lisah M. Frazier                                          /s/ Robert L. Bayes
-------------------------------------------                   -------------------------------------------
Lisah M. Frazier, Chief Operating Officer                     Robert L. Bayes, Executive Vice President
and Chief Financial Officer  and Director                     and Director
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: July 11, 2003                                           Date: July 11, 2003
      -------------------------------------                         -------------------------------------


/s/ John W. Clark                                             /s/  E. B. Gevedon
-------------------------------------------                   -------------------------------------------
John W. Clark, Director                                       E. B. Gevedon, Jr.,  Vice Chairman of the Board

Date: July 11, 2003                                           Date:  July 11, 2003
      -------------------------------------                          ------------------------------------


/s/ Robert B. Keifer, Jr.                                     /s/ David A. Land
-------------------------------------------                   -------------------------------------------
Robert B. Keifer, Jr., Director                               David A. Lang, Director

Date: July 11, 2003                                           Date: July 11, 2003
      -------------------------------------                         -------------------------------------



/s/ Jeffrey P. Lopez                                          /s/ Robert A. Moyer
-------------------------------------------                   -------------------------------------------
Jeffrey P. Lopez, Director                                    Robert A. Moyer, Jr., Director

Date: July 11, 2003                                           Date:  July 11, 2003
      -------------------------------------                          ------------------------------------

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


Signature and Title:  /s/  David B. Barbour               Date: July 11, 2003
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

Signature and Title:  /s/  Lisah M. Frazier               Date: July 11, 2003
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