Form 10QSB
period 2003-06-30
CLASSIC BANCSHARES INC
filed 2003-08-19
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               --------------------------------------------------

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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
                                                     --------------


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 12, 2003, there were 1,274,643 shares of the Registrant's common stock outstanding.

     Transitional Small Disclosure (check one): Yes [ ] No [X]

================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2003
          and March 31, 2003                                                 3

          Consolidated Statements of Income for the three months
          ended June 30, 2003 and 2002                                       4

          Consolidated Statements of Comprehensive Income for the three
          months ended June 30, 2003 and 2002                                5

          Consolidated Statements of Stockholders' Equity for the three
          months ended June 30, 2003                                         6

          Consolidated Statements of Cash Flows for the three months
          ended June 30, 2003 and 2002                                     7-8

          Notes to Consolidated Financial Statements                      9-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12-17

Item 3.   Controls and Procedures                                           18

PART II.  OTHER INFORMATION                                                 19

          Signatures                                                        20

          Index to Exhibits                                                 21

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     JUNE 30,          MARCH 31,
                                                                       2003              2003
                                                                   ------------      ------------
ASSETS
------
  Cash and due from banks                                          $ 16,878,797      $  8,125,092
  Federal funds sold                                                    110,000            23,768
  Securities available for sale                                      32,764,629        28,246,870
  Mortgage-backed and related securities available for sale          14,942,471         9,596,082
  Loans receivable, net                                             241,122,042       187,174,520
  Real estate acquired in the settlement of loans                       192,506                --
  Accrued interest receivable                                         1,608,252         1,156,839
  Federal Home Loan Bank stock                                        2,809,000         1,948,900
  Premises and equipment, net                                         8,019,942         6,267,376
  Goodwill and other intangibles                                      9,052,346         5,554,549
  Prepaid expenses and other assets                                   2,117,421         1,787,454
                                                                   ------------      ------------
TOTAL ASSETS                                                       $329,617,406      $249,881,450
------------                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                             $ 28,144,151      $ 23,158,669
  Savings, NOW, and money market demand deposits                     86,916,713        65,761,590
  Other time deposits                                               133,862,088       101,234,763
                                                                   ------------      ------------
        Total deposits                                              248,922,952       190,155,022
  Securities sold under agreements to repurchase                      4,996,944         4,382,494
  Advances from Federal Home Loan Bank                               40,021,737        28,126,225
  Other short-term borrowings                                           469,795             6,244
  Accrued expenses and other liabilities                              2,412,152         1,444,325
  Accrued interest payable                                              344,623           344,399
                                                                   ------------      ------------
        Total Liabilities                                          $297,168,203      $224,458,709
                                                                   ------------      ------------

Stockholders' Equity
  Common stock, $.01 par value, 1,551,165 and 1,322,500 shares
    issued and 1,274,643 and 1,044,779 shares outstanding          $     15,512      $     13,225
  Additional paid-in capital                                         26,284,531        20,435,502
  Retained earnings                                                   8,382,948         7,721,067
  Accumulated other comprehensive income (loss)                       1,252,184           751,069
  Unearned ESOP shares (58,758 and 59,857 shares)                      (587,580)         (598,570)
  Unearned RRP shares (750 and 850 shares)                              (10,390)          (11,550)
  Treasury stock, at cost (217,014 shares)                           (2,888,002)       (2,888,002)
                                                                   ------------      ------------
        Total Stockholders' Equity                                 $ 32,449,203      $ 25,422,741
                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $329,617,406      $249,881,450
------------------------------------------                         ============      ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
INTEREST INCOME
---------------
  Loans                                                            $  3,155,999      $  3,007,311
  Investment securities                                                 364,704           366,411
  Mortgage-backed securities                                            115,382           127,632
  Dividends on Federal Home Loan Bank stock                              20,267            19,952
  Other interest                                                          1,662             2,301
                                                                   ------------      ------------
              TOTAL INTEREST AND DIVIDEND INCOME                      3,658,014         3,523,607
                                                                   ------------      ------------
INTEREST EXPENSE
----------------
  Deposits                                                              948,195           975,969
  Federal Home Loan Bank advances                                       243,537           263,592
  Securities sold under repurchase agreements                            13,361            16,436
  Other short-term borrowings                                             1,379               721
                                                                   ------------      ------------
              TOTAL INTEREST EXPENSE                                  1,206,472         1,256,718
                                                                   ------------      ------------
              NET INTEREST INCOME                                     2,451,542         2,266,889

Provision for loss on loans                                              45,500           160,000
                                                                   ------------      ------------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOASS ON LOANS                            2,406,042         2,106,889
                                                                   ------------      ------------
NONINTEREST INCOME
------------------
  Service charges                                                       398,971           303,335
  Gain on sale of securities                                                 --             4,189
  Other income                                                           97,068            52,467
                                                                   ------------      ------------
              TOTAL NONINTEREST INCOME                                  496,039           359,991
                                                                   ------------      ------------
NONINTEREST EXPENSES
--------------------
  Employee compensation and benefits                                    901,701           758,685
  Occupancy and equipment expense                                       272,694           244,609
  Advertising                                                            95,993            83,571
  Communications                                                         51,799            37,926
  Franchise and deposit taxes                                            65,845            57,109
  Directors fees                                                         24,075            23,625
  Professional fees                                                      66,581            56,316
  Stationery and supplies                                                95,279            78,717
  Other operating expenses                                              303,657           232,948
                                                                   ------------      ------------
              TOTAL NONINTEREST EXPENSE                               1,877,624         1,573,506
                                                                   ------------      ------------

INCOME BEFORE INCOME TAXES                                            1,024,457           893,374
--------------------------
              Income tax expense                                        279,081           237,847
                                                                   ------------      ------------
NET INCOME                                                         $    745,376      $    655,527
----------                                                         ============      ============
Basic earnings per share                                           $       0.70      $       0.62
                                                                   ============      ============
Diluted earnings per share                                         $       0.63      $       0.58
                                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------

Net Income                                                         $    745,376      $    655,527
                                                                   ------------      ------------
  Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on securities
     during the period, net of tax                                      501,115           498,246

  Reclassification adjustments for realized gains
    (losses) included in earnings, net of tax                                --            (2,765)
                                                                   ------------      ------------

  Other comprehensive income                                            501,115           495,481
                                                                   ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                        $  1,246,491      $  1,151,008
                                                                   ============      ============

ACCUMULATED OTHER COMPREHENSIVE INCOME                             $  1,252,184      $    169,585
                                                                   ============      ============

















          See accompanying notes to consolidated financial statements.

                                                                ACCUMULATED
                                      ADDITIONAL                   OTHER
                             COMMON     PAID-IN      RETAINED  COMPREHENSIVE     UNEARNED      UNEARNED    TREASURY
                             STOCK      CAPITAL      EARNINGS      INCOME      ESOP SHARES   RRP SHARES      STOCK        TOTAL
                            -------   -----------   ----------   -----------   -----------   ----------   -----------   -----------
BALANCES AT APRIL 1, 2003   $13,225   $20,435,502   $7,721,067   $   751,069   $  (598,570)  $  (11,550)  $(2,888,002)  $25,422,741

  Net income for the
    three months ended
    June 30, 2003                --            --      745,376            --            --           --            --       745,376
  Dividend paid
    ($.08 per share)             --            --      (83,495)           --            --           --            --       (83,495)
  Commitment of shares to
    be released under
    ESOP (1,099)                 --        20,359           --            --        10,990           --            --        31,349
  RRP shares earned (100)        --            --           --            --            --        1,160            --         1,160
  Additional shares
    issued (228,665)          2,287     5,828,670           --            --            --           --            --     5,830,957
  Change in unrealized
    gain (loss) on
    available for sale
    securities, net of
    applicable taxes and
    reclassifications            --            --           --       501,115            --           --            --       501,115
                            -------   -----------   ----------   -----------   -----------   ----------   -----------   -----------
BALANCES AT JUNE 30, 2003   $15,512   $26,284,531   $8,382,948   $ 1,252,184   $  (587,580)  $  (10,390)  $(2,888,002)  $32,449,203
                            =======   ===========   ==========   ===========   ===========   ==========   ===========   ===========






          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
OPERATING ACTIVITIES
--------------------
  Net Income                                             $    745,376      $    655,527
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                          138,351            98,003
       Provision for loss on loans                             45,500           160,000
       Gain on sale of securities available for sale               --            (4,189)
       Loss (gain) on foreclosed real estate                       --            15,001
       Federal Home Loan Bank stock dividends                 (20,230)          (19,900)
       Net amortization of mortgage-backed and
         investment securities                                 15,779            16,627
       ESOP shares earned                                      31,349            22,871
       RRP shares earned                                        1,160             1,159
  Decrease (increase) in:
       Accrued interest receivable                           (126,081)         (137,016)
       Other assets                                             5,909           (27,954)
  Increase (decrease) in:
       Accrued interest payable                              (188,543)          (19,945)
       Accounts payable and accrued expenses                 (143,720)          (45,087)
                                                         ------------      ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES          504,850           715,097
                                                         ------------      ------------

INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                202,000         1,188,700
       Purchased                                                   --        (1,408,175)
  Mortgage-backed securities:
       Principal payments                                     374,509           395,562
  Purchase of Federal Home Loan Bank stock                         --          (363,000)
  Loan originations and principal payments, net            (3,581,984)      (11,021,951)
  Purchases of software                                       (62,468)               --
  Purchases of premises and equipment                        (245,495)         (397,236)
  Net cash acquired in acquisition                          3,593,993                --
                                                         ------------      ------------
           NET CASH PROVIDED BY (USED BY)
           INVESTING ACTIVITIES                               280,555       (11,606,100)
                                                         ------------      ------------







          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
FINANCING ACTIVITIES
  Net increase in deposits                               $  1,501,261      $    953,058
  Net proceeds from FHLB borrowings                         5,522,765         9,168,707
  Increase in securities sold under
     agreements to repurchase                                 614,450           621,925
  Net increase in short-term borrowings                       463,551            15,096
  Dividends paid                                              (83,495)          (84,131)
                                                         ------------      ------------
       NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     8,018,532        10,674,655
                                                         ------------      ------------

Increase (decrease) in cash and cash equivalents            8,803,937          (216,348)
Cash and cash equivalent at beginning of period             8,184,860         5,400,046
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 16,988,797      $  5,183,698
                                                         ============      ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION

       CASH PAID DURING THE PERIOD FOR:
          Interest on deposits and borrowings            $  1,206,248      $  1,276,663
          Taxes                                          $         --      $    200,000
          Assets acquired in settlement of loans         $         --      $      8,000










          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 2003, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.

         Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2003.

         STOCK OPTION PLANS
         ------------------

         Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                                  --------
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)        2003        2002
                                                              ----        ----

         Net income as reported                             $    745    $    656
         Deduct:
            Stock-based compensation
            expense determined under fair
            value based method                                     1           6
                                                            --------    --------
         Pro forma net income                               $    744    $    650
                                                            ========    ========

         Basic earnings per share as reported               $   0.70       $0.62
         Pro  forma  basic earnings per share                   0.70        0.62

         Diluted earnings per share as reported                 0.63        0.58
         Pro forma diluted earnings per share                   0.63        0.57

There were no options granted during the three-month periods ending June 30, 2003 and 2002.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The financial statements include the accounts of Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. All significant intercompany balances and transactions have been eliminated.

(2)      EARNINGS PER SHARE

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

                 For the Three Months Ended        For the Three Months Ended
                       June 30, 2003                     June 30, 2002
              ------------------------------------------------------------------
                                    Per-Share                         Per-Share
               Income      Shares     Amount     Income      Shares     Amount
               ------

Basic EPS     $745,376   1,069,983     $0.70    $655,527   1,054,941     $0.62
Effect of
Dilutive
Securities-
Options            --      109,456     (0.07)        --       77,850     (0.04)
              ------------------------------------------------------------------
Diluted EPS   $745,376   1,179,439     $0.63    $655,527   1,132,791     $0.58
              ==================================================================


         Options to purchase 230,850 shares of common stock were outstanding at June 30, 2003 but 43,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 187,850 shares of common stock were outstanding at June 30, 2002 but 7,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(3)      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003.

         Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition because the Company does not have these instruments or engage in these activities.

(4)      ACQUISITION OF FIRST FEDERAL FINANCIAL BANCORP

         On June 20, 2003, the Company acquired 100 percent of the outstanding common stock of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal will be operated as branch offices of Classic Bank. Shareholders of First Federal were able to elect to receive either shares of Classic common stock, $24.00 in cash or a combination of stock and cash subject to the requirement that 50% of First Federal shares were exchanged for cash and 50% were exchanged for Classic common stock. The results of First Federal's operations have been included in the consolidated financial statements since June 20, 2003. Presented below are the net assets acquired from First Federal. Management believes that the assets and liabilities acquired are similar to those of the Company.

                          (DOLLARS IN THOUSANDS)
                     Cash                      $  9,274
                     Loans, net                  49,474
                     Securities                   9,490
                     Other assets                 3,395
                     Deposits                   (56,682)
                     FHLB borrowings             (6,373)
                     Other liabilities             (374)
                                               --------
                     Net asset acquired        $  8,204
                                               ========

         First Federal is located in the market area of the Company and thus, the acquisition enabled the Bank to gain market share and affords the Company the opportunity to reduce costs through economies of scale.

         The aggregate purchase price was $11.4 million, including $5.6 million of cash and common stock valued at $5.8 million and resulted in goodwill and other intangibles of $3.5 million. The value of the 228,665 common shares issued was determined based upon the closing market price of Classic's common shares on December 30, 2002, the date the terms of the acquisition were agreed to and announced. Under the terms of the agreement, the number of shares of the Company's common stock for which each First Federal shares was exchanged was ..9797.

         Presented below are the unaudited, pro-forma condensed consolidated results of operations of the Company for the three months ended June 30, 2003 and June 30, 2002, assuming the transaction occurred on April 1, 2003 and April 1, 2002.

                                              JUNE 30, 2003      JUNE 30, 2002
                                              -------------      -------------
                                                   (DOLLARS IN THOUSANDS)
         Net interest income                      $2,949             $2,758
         Net income (loss)                          (269)               693
         Basic income (loss) per share              (.21)               .54
         Diluted income (loss) per share            (.19)               .51

         The pro-forma information for the period ending June 30, 2003 resulted in a loss due to material expense items recorded by First Federal included in the pro forma results. The material items recorded during the period by First Federal include a provision to the loan loss allowance of $500,000, and merger expenses of $499,490. First Federal's merger expenses include employee severance payments, the payment of an employment contract, legal fees, accounting fees, fees paid to an investment banker and data processing termination fees. The total non-recurring expense items for the period net of tax was $659,663.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         The Company's total assets increased $79.7 million from $249.9 million at March 31, 2003 to $329.6 million at June 30, 2003. The increase was due primarily to an increase in loans of $53.9 million, an increase in cash and cash equivalents of $8.8 million, an increase in mortgage-backed securities of $5.3 million, an increase in investment securities of approximately $4.6 million, an increase in goodwill and other intangibles of $3.5 million, an increase in premise and equipment of approximately $1.8 million, an increase in other assets of approximately $1.6 million and an increase in FHLB stock of approximately $860,000.

         Net loans receivable increased $53.9 million from $187.2 million at March 31, 2003 to $241.1 million at June 30, 2003. The increase was due primarily to net loans acquired from First Federal of approximately $49.5 million and a premium of approximately $900,000 recorded on the acquired loans based on the market valuation of the loans. The remainder of the increase of $3.6 million was due to loan growth within the Company's existing market areas.

         Investment securities increased approximately $4.6 million from $28.2 million at March 31, 2003 to $32.8 million at June 30, 2003 primarily due to the acquisition of $3.9 million of securities in connection with the acquisition of First Federal. The remainder of the increase was due to an increase in the market value of these available for sale securities offset by maturities of approximately $200,000. Mortgage-backed securities increased approximately $5.3 million from $9.6 million at March 31, 2003 to $14.9 million at June 30, 2003. The increase was primarily due to $5.6 million of securities acquired from First Federal and an increase in the market value of these available for sale securities offset by principal repayments received during the period.

         Net deposits increased $58.8 million from $190.2 million at March 31, 2003 to $248.9 million at June 30, 2003. The increase was due primarily to the acquisition of First Federal. Deposits acquired from First Federal totaled $56.7 million. The remainder of the increase of $1.5 million was a result of deposit growth within the Company's existing market area. The increase in deposits was used to fund loan growth.

         Total stockholders' equity was $32.4 million at June 30, 2003 compared to $25.4 million at March 31, 2003. The increase was due primarily to the issuance of additional shares of the Company's stock in connection with the acquisition of First Federal. The increase was also due to net income recorded for the period and an increase in the market value of available for sale securities offset by cash dividends paid.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
----------------------------------------------------------------------------
ENDED JUNE 30, 2003 AND 2002
----------------------------

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

         The Company reported net income of $745,000 for the three months ended June 30, 2003 compared to net income of $656,000 for the three months ended June 30, 2002. The increase in net income of $89,000 between the two periods was primarily the result of an increase in net interest income of $184,000, an increase in non-interest income of $136,000 and a decrease in provision for loss on loans of $114,000 partially offset by an increase in non-interest expense of $304,000 and an increase in income taxes of $41,000.

         INTEREST INCOME. Total interest income increased $134,000 for the three months ended June 30, 2003. The increase in interest income was due to an increase in the average balance of interest-earning assets of $23.6 million for the three months ended June 30, 2003 as compared to the same period in 2002 offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and securities. The average yield on interest-earning assets was 6.5% for the three months June 30, 2003 compared to 7.1% for the same period in 2002. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to a decrease in market interest rates between the two periods.

         INTEREST EXPENSE. Interest expense decreased $50,000 for the three months ended June 30, 2003 as compared to the same period in 2002. Interest expense decreased for the period primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.4% for the three months ended June 30, 2003 compared to 2.8% for the three months ended June 30, 2002. The average balance of interest-bearing liabilities increased $21.4 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing transaction accounts, an increase in the average balance of certificate of deposit accounts and an increase in the average balance of FHLB borrowings.

         The resulting interest rate spread was 4.1% for the three months ended June 30, 2003 compared to 4.3% for the same period in 2002. Management believes that the Company's interest rate spread may decline in the next quarter as a result of the acquisition. Over time, management intends to change the composition of the former First Federal assets and liabilities to a mix more similar to that of the Company's other assets and liabilities.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $45,500 for the three months ended June 30, 2003 compared to $160,000 for the three months ended June 30, 2002 based on management's overall assessment of the loan portfolio. The provision recorded for the three-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history, peer data and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $136,000 for the three months ended June 30, 2003 compared to the same period in 2002. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $96,000 and an increase in other income for the three-month period of $45,000 offset by a decrease in the gain on sale of securities of $5,000. The increase in service charges and other fees on deposits for the periods is the result of an increased deposit accounts. The increase in other non-interest income is due to an increase in the referral fees earned on secondary market loans, letter of credit fees and commissions on insurance sold with loans.

         NON-INTEREST EXPENSE. Non-interest expenses increased $304,000 for the three months ended June 30, 2003 compared to the same period in 2002. Non-interest expenses increased due to an increase in employee compensation and benefits of $143,000, an increase in occupancy and equipment expense of $28,000, an increase in advertising expense of $12,000, an increase in communications expense of $14,000, an increase in deposit and franchise taxes of $9,000, an increase in professional fees of $10,000, an increase in amortization of the core deposit intangible of $12,000, an increase in stationery, printing and supplies of $17,000 and an increase in other operating expenses of $59,000.

         Employee compensation and benefits increased primarily due an increase in the number of employees as a result of the First Federal acquisition; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Occupancy and equipment expense increased primarily due to an increase in depreciation expense as a result of increased locations, improvements to existing facilities, and upgrades in equipment. The increase in other operating expenses was due partially to increased expenses as a result of the First Federal acquisition and the remainder of the increase was due to increased costs related to technology for various services provided to customers. The Company recently upgraded its on-line banking product and also upgraded its operating environment so that customers may obtain real-time balances at automated teller machines and point of sale terminals.

         INCOME TAX EXPENSE. Income tax expense increased $41,000 for the three months ended June 30, 2003 primarily due to an increase in income before income taxes for the period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------

         The allowance for loan losses is calculated based upon management's evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. The methodology employed includes internal risk grading of all commercial credits and based upon this evaluation, a specific allocation allowance may be assigned to the loan. Consumer and residential mortgage loans are not specifically graded unless apparent weakness is determined through payment history at which time a specific allowance allocation may be made. Unallocated allowance estimates are given to each lending segment based upon historical loss and peer loss information. An unallocated portion of the allowance is assigned in recognition of inherent risks that include current delinquency trends, current economic trends both local and national, strength of supervision and administration of the loan portfolio, trends of non-performing assets to the allowance and concentrations within commercial credits. These factors are weighed quarterly and adjusted as deemed appropriate by management. The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses and there have been no material changes in assumptions or estimations as compared to prior years that have impacted the basis of the current year allowance.

         The Company's allowance for loan losses as of June 30, 2003 was $2.9 million or 1.2% of the total loans. The March 31, 2003 allowance for loan loss was $2.0 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $45,500 for the three-month period, and had net charge-offs of $17,000 for the three-month period.

         The ratio of non-performing assets to total assets is an indicator of exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. For all periods presented the Company had no troubled debt restructurings. The following table sets forth the amount of non-performing assets at the periods indicated.

                                             June 30, 2003      March 31, 2003
                                             -------------      --------------
                                                   (Dollars in Thousands)
Non-Accruing Loans .........................    $  748               $ 600
Accruing Loans Delinquent 90 Days or More...     1,677                 669
Foreclosed Assets ..........................       193                 --
                                                ------               -----
Total Non-Performing Assets ................    $2,618               $1,269
Total Non-Performing Assets as a
         Percentage of Total Assets ........        .8%                  .5%

         Total non-performing assets increased $1.3 million from March 31, 2003 to June 30, 2003 due primarily to delinquent one to four family loans acquired in connection with the acquisition of First Federal. Management does not feel that this is an indication of a trend of increased non-performing assets for the Company. Management continually pursues collection of these loans in order to decrease the level of non-performing assets.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of June 30, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2003 and March 31, 2002, cash and cash equivalents totaled $17.0 million and $8.1 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 2003 maturing within one year totaled $89.3 million. Management believes based on experience that most of these funds will remain with the Company.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB and other third parties. At June 30, 2003, the Company had $40.0 million in borrowings outstanding with the FHLB and additional borrowing capacity of $39.4 million. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At June 30, 2003, the Company had $5.0 million of repurchase agreements with existing relationship based business customers.

         At June 30, 2003, the Company had outstanding commitments to fund loans of $19.3 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of June 30, 2003, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 2003, Classic Bank was in compliance with its capital requirements.

                                              REGULATORY              ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT          CLASSIC BANK
                                          -------------------          ------------
                                           AMOUNT    PERCENT         AMOUNT    PERCENT
                                           ------    -------         ------    -------
                                                     (Dollars in Thousands)
         Total Capital
          (to Risk Weighted Assets)       $17,859      8.0%         $21,825      9.8%
         Tier 1 Capital
          (to Adjusted Total Assets)        9,955      4.0           19,033      7.6

         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of June 30, 2003, the capital requirements applicable to the Company and its actual capital ratios. As of June
30, 2003, the Company was in compliance with its capital requirements.

                                              REGULATORY              ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT     CLASSIC BANCSHARES, INC.
                                          -------------------     ------------------------
                                           AMOUNT    PERCENT         AMOUNT    PERCENT
                                           ------    -------         ------    -------
                                                     (Dollars in Thousands)
         Total Capital
          (to Risk Weighted Assets)       $17,909      8.0%         $24,945     11.1%
         Tier 1 Capital
          (to Adjusted Total Assets)        9,754      4.0           22,146      9.1

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

                        ITEM 3 - CONTROLS AND PROCEDURES

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain elements of internal controls adopted in connection with applicable accounting guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

         The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          None.

Item 2.   CHANGES IN SECURITIES
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               A special meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held on June 17, 2003. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

              PROPOSAL                                 NUMBER OF VOTES
              --------                                 ---------------
                                                                        BROKER
                                                FOR       WITHHELD     NON-VOTES
                                                ---       --------     ---------

          The approval and adoption of the
          agreement and plan of merger dated
          as of December 30, 2002, pursuant
          to which First Federal Financial
          Bancorp, Inc. will merge with and
          into the Company.                   870,922         0            0

Item 5.   OTHER INFORMATION
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits
              Exhibit 31.1 Certification of David B. Barbour pursuant to Rule
                13a-14 under the Securities Exchange Act of 1934.
              Exhibit 31.2 Certification of Lisah M. Frazier pursuant to Rule
                13a-14 under the Securities Exchange Act of 1934.
              Exhibit 32.1 Certification of David B. Barbour pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.2 Certification of Lisah M. Frazier pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b.  Reports on Form 8-K
              The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 2003:

              On May 16, 2003, the Registant filed a Current Report on Form 8-K containing a press release dated May 16, 2003, announcing earnings for the quarter and fiscal year ending March 31, 2003.

              On June 17, 2003 the Registant filed a Current Report on Form 8-K containing a press release dated June 16, 2003, announcing approval by shareholders of the pending merger with First Federal Financial Bancorp, Inc.

              On June 20, 2003, the Registant filed a Current Report on Form 8-K containing a press release dated June 20, 2003, announcing the consummation of the acquisition of First Federal Financial Bancorp, Inc.

                                   SIGNATURES


                  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLASSIC BANCSHARES, INC.
                                     REGISTRANT





Date:    August 19, 2003             /s/ David B. Barbour
         ---------------------       -------------------------------------------
                                     David B. Barbour, President, Chief
                                     Executive Officer and Director (Duly
                                     Authorized Officer)





Date:    August 19, 2003             /s/ Lisah M. Frazier
         ---------------------       -------------------------------------------
                                     Lisah M. Frazier, Chief Operating Officer,
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS



    Exhibit
     Number
     ------

      31.1 Certification of David B. Barbour pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

      31.2 Certification of Lisah M. Frazier pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

      32.1 Certification of David B. Barbour Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Lisah M. Frazier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002