Form 10QSB
period 2003-09-30
CLASSIC BANCSHARES INC
filed 2003-11-13
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               ---------------------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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
                                                         --------------


         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of November 6, 2003, there were 1,276,476 shares of the Registrant's common stock outstanding.

         Transitional Small Disclosure (check one): Yes [_] No [X]

================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2003
           and March 31, 2003                                                  3

           Consolidated Statements of Income for the three and
           six months ended September 30, 2003 and 2002                        4

           Consolidated Statements of Comprehensive Income for
           the three and six months ended September 30, 2003 and 2002          5

           Consolidated Statements of Stockholders' Equity for the
           six months ended September 30, 2003                                 6

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2003 and 2002                                 7-8

           Notes to Consolidated Financial Statements                       9-12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13-19

Item 3.    Controls and Procedures                                            19

PART II.   OTHER INFORMATION                                                  20

           Signatures                                                         21

           Index to Exhibits                                                  22

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,       MARCH 31,
                                                                         2003              2003
                                                                      ---------         ---------
                                                                     (UNAUDITED)
                                                                             (IN THOUANDS)
ASSETS
  Cash and due from banks                                             $  16,273         $   8,124
  Federal funds sold                                                        110                24
  Securities available for sale                                          43,021            37,843
  Loans receivable, net                                                 249,753           187,175
  Accrued interest receivable                                             1,489             1,157
  Federal Home Loan Bank stock                                            2,837             1,949
  Premises and equipment, net                                             7,769             6,267
  Goodwill                                                                8,236             5,555
  Other intangible assets                                                   872              --
  Prepaid expenses and other assets                                       2,777             1,787
                                                                       ---------         ---------

TOTAL ASSETS                                                          $ 333,137         $ 249,881
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits                                $  28,606         $  23,159
  Savings, NOW, and money market demand deposits                        104,739            65,762
  Other time deposits                                                   128,028           101,235
                                                                      ---------         ---------
                  Total deposits                                        261,373           190,156
  Securities sold under agreements to repurchase                          9,282             4,382
  Advances from Federal Home Loan Bank                                   27,344            28,126
  Other short-term borrowings                                               270                 6
  Accrued expenses and other liabilities                                  1,926             1,445
  Accrued interest payable                                                  326               344
                                                                      ---------         ---------

                  Total Liabilities                                   $ 300,521         $ 224,459
                                                                      ---------         ---------


Stockholders' Equity
  Common stock, $.01 par value, 1,551,165 and 1,322,500 shares
    issued and 1,276,476 and 1,216,035 shares outstanding             $      16         $      13
  Additional paid-in capital                                             26,308            20,436
  Retained earnings                                                       9,186             7,721
  Accumulated other comprehensive income (loss)                             581               751
  Unearned ESOP shares (57,675 and 59,857 shares)                          (577)             (599)
  Unearned RRP shares (750 and 850 shares)                                  (10)              (12)
  Treasury stock, at cost (217,014 shares)                               (2,888)           (2,888)
                                                                      ---------         ---------

                  Total Stockholders' Equity                          $  32,616         $  25,422
                                                                      ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 333,137         $ 249,881
                                                                      =========         =========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  -----------------     -----------------
                                                   2003       2002       2003       2002
                                                  ------     ------     ------     ------
                                                              (IN THOUSANDS)
INTEREST INCOME
---------------
  Loans                                           $3,946     $3,059     $7,103     $6,066
  Securities                                         463        474        942        968
  Dividends on Federal Home Loan Bank stock           28         23         49         43
  Other interest                                      18          1         19          3
                                                  ------     ------     ------     ------
                  TOTAL INTEREST INCOME            4,455      3,557      8,113      7,080
                                                  ------     ------     ------     ------

INTEREST EXPENSE
----------------
  Deposits                                         1,122      1,021      2,070      1,997
  Federal Home Loan Bank advances                    313        246        556        510
  Securities sold under repurchase agreements         18         16         31         33
  Other short-term borrowings                          1          2          3          2
                                                  ------     ------     ------     ------
                  TOTAL INTEREST EXPENSE           1,454      1,285      2,660      2,542
                                                  ------     ------     ------     ------

                  NET INTEREST INCOME              3,001      2,272      5,453      4,538

Provision for loss on loans                           46         50         92        210
                                                  ------     ------     ------     ------

                  NET INTEREST INCOME AFTER
                   PROVISION FOR LOSS ON
                   LOANS                           2,955      2,222      5,361      4,328
                                                  ------     ------     ------     ------

NON-INTEREST INCOME
-------------------
  Service charges and other fees                     451        341        850        645
  Gain on sale of securities                           1       --            1          4
  Other income                                       127         55        224        107
                                                  ------     ------     ------     ------
                  TOTAL NON-INTEREST INCOME          579        396      1,075        756
                                                  ------     ------     ------     ------

NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits               1,016        851      1,918      1,610
  Occupancy and equipment expense                    312        231        585        476
  Advertising                                        143         73        239        157
  Communications                                      74         53        126         91
  Franchise and deposit taxes                         63         57        126        114
  Directors fees                                      25         24         49         48
  Professional fees                                   79         40        145         96
  Stationery and supplies                            111         66        207        144
  Other operating expenses                           440        219        746        452
                                                  ------     ------     ------     ------
                  TOTAL NON-INTEREST EXPENSE       2,263      1,614      4,141      3,188
                                                  ------     ------     ------     ------

INCOME BEFORE INCOME TAXES                         1,271      1,004      2,295      1,896
--------------------------

                  Income tax expense                 366        275        645        513
                                                  ------     ------     ------     ------

NET INCOME                                        $  905     $  729     $1,650     $1,383
----------                                        ======     ======     ======     ======

Basic earnings per share                          $ 0.64     $ 0.63     $ 1.28     $ 1.20
Diluted earnings per share                        $ 0.59     $ 0.58     $ 1.16     $ 1.10

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -------------------------        -------------------------
                                                                2003             2002            2003             2002
                                                              --------         --------        --------         --------
                                                                                    (IN THOUSANDS)
Net Income                                                    $    905         $    729        $  1,650         $  1,383
                                                              --------         --------        --------         --------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                              (672)             638            (171)           1,129

     Reclassification adjustments for realized gains
       (losses) included in earnings, net of tax                     1             --                 1                4
                                                              --------         --------        --------         --------

  Other comprehensive income                                      (671)             638            (170)           1,133
                                                              --------         --------        --------         --------

COMPREHENSIVE INCOME (LOSS)                                   $    234         $  1,367        $  1,480         $  2,516
                                                              ========         ========        ========         ========

ACCUMULATED OTHER COMPREHENSIVE INCOME                        $    581         $    808        $    581         $    808
                                                              ========         ========        ========         ========





















          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                        ACCUMULATED
                                                 ADDITIONAL               OTHER      UNEARNED    UNEARNED
                                        COMMON    PAID-IN    RETAINED  COMPREHENSIVE   ESOP        RRP       TREASURY
                                         STOCK    CAPITAL    EARNINGS     INCOME      SHARES      SHARES      STOCK        TOTAL
                                       --------   --------   --------    --------    --------    --------    --------    --------

BALANCES AT APRIL 1, 2003              $     13   $ 20,436   $  7,721    $    751    $   (599)   $    (12)   $ (2,888)   $ 25,422

  Net income for the six months
   ended September 30, 2003                --         --        1,650        --          --          --          --         1,650
  Dividend paid ($.08 per share)           --         --         (185)       --          --          --          --          (185)
  Commitment of shares to be
    released under ESOP (2,182)            --           44       --          --            22        --          --            66
  RRP shares earned (100)                  --         --         --          --          --             2        --             2
  Additional shares issued (228,665)          3      5,828       --          --          --          --          --         5,831
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    taxes and reclassifications            --         --         --          (170)       --          --          --          (170)
                                       --------   --------   --------    --------    --------    --------    --------    --------

BALANCES AT SEPTEMBER 30, 2003         $     16   $ 26,308   $  9,186    $    581    $   (577)   $    (10)   $ (2,888)   $ 32,616
                                       ========   ========   ========    ========    ========    ========    ========    ========












          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     2003             2002
                                                                   --------         --------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income                                                       $  1,650         $  1,383
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                    346              197
       Provision for loss on loans                                       92              210
       Gain on sale of securities available for sale                     (1)              (4)
       Gain on sale of fixed assets                                     (13)            --
       Loss on foreclosed real estate                                    15               12
       Federal Home Loan Bank stock dividends                           (49)             (42)
       Net amortization of securities                                    74               37
       ESOP shares earned                                                66               49
       RRP shares earned                                                  2                1
  Decrease (increase) in:
       Accrued interest receivable                                       (7)               9
       Other assets                                                     (77)             (82)
  Increase (decrease) in:
       Accrued interest payable                                        (207)             (20)
       Accounts payable and accrued expenses                           (374)              66
                                                                   --------         --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES           1,517            1,816
                                                                   --------         --------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                        2,237            1,448
       Purchased                                                       --             (1,408)
  Mortgage-backed securities:
       Principal payments                                             1,889              976
  Purchase of Federal Home Loan Bank stock                             --               (386)
  Loan originations and principal payments, net                     (12,888)         (14,447)
  Proceeds from sale of foreclosed real estate                           24               67
  Purchases of software                                                 (46)            --
  Purchases of premises and equipment                                  (195)            (680)
  Proceeds from sale of premises and equipment                          245             --
  Net cash acquired in acquisition                                    3,564             --
                                                                   --------         --------
                  NET CASH USED BY INVESTING ACTIVITIES              (5,170)         (14,430)
                                                                   --------         --------




          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                      2003             2002
                                                                    --------         --------
FINANCING ACTIVITIES
  Net increase in deposits                                          $ 14,065         $ 14,545
  Net proceeds (payments) from FHLB borrowings                        (7,155)             555
  Increase in securities sold under agreements to repurchase           4,899              (67)
  Net increase in short-term borrowings                                  264               11
  Purchase of treasury stock                                            --               (334)
  Dividends paid                                                        (185)            (169)
                                                                    --------         --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES            11,888           14,541
                                                                    --------         --------

Increase in cash and cash equivalents                                  8,235            1,927
Cash and cash equivalent at beginning of period                        8,148            5,400
                                                                    --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 16,383         $  7,327
                                                                    ========         ========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
                 CASH PAID DURING THE PERIOD FOR:
                   Interest on deposits and borrowings              $  2,678         $  2,561
                   Taxes                                            $    600         $    450
                 Assets acquired in settlement of loans             $    425         $     76



















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

            In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 2003, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.

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

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 ------------------------
                                                   2003            2002
                                                 --------        --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income as reported                      $    905        $    729
     Deduct:
        Stock-based compensation
        expense determined under fair
        value based method                            429               1
                                                 --------        --------
     Pro forma net income                        $    476        $    728
                                                 ========        ========

     Basic earnings per share as reported        $   0.64        $   0.63
     Pro forma basic earnings per share              0.34            0.63

     Diluted earnings per share as reported          0.59            0.58
     Pro forma diluted earnings per share            0.31            0.58

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 ------------------------
                                                   2003            2002
                                                 --------        --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income as reported                      $  1,650        $  1,383
     Deduct:
        Stock-based compensation
        expense determined under fair
        value based method                            430              50
                                                 --------        --------
     Pro forma net income                        $  1,220        $  1,333
                                                 ========        ========

     Basic earnings per share as reported        $   1.28        $   1.20
     Pro forma basic earnings per share               .94            1.15

     Diluted earnings per share as reported          1.16            1.10
     Pro forma diluted earnings per share             .86            1.06

            Options to purchase 60,000 shares of common stock were granted on September 18, 2003 at an exercise price of $34.991 per share.

            PRINCIPLES OF CONSOLIDATION
            ---------------------------
            The financial statements include the accounts of Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. All significant intercompany balances and transactions have been eliminated.

            DIVIDEND
            --------
            The Company declared a 10% dividend on October 20, 2003, payable in November 2003. The payment of this dividend is in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of this stock dividend.

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

                              For the Three Months Ended               For the Three Months Ended
                                  September 30, 2003                         September 30, 2002
                        (In thousands, except per share data)      (In thousands, except per share data)
                          ----------------------------------         ----------------------------------
                                                    Per-Share                                  Per-Share
                          Income        Shares        Amount         Income        Shares        Amount
                          ------        ------        ------         ------        ------        ------
Basic EPS                 $  905         1,403        $ 0.64         $  729         1,152        $ 0.63
Effect of Dilutive
Securities-Options          --             135         (0.05)          --             104         (0.05)
                          ------        ------        ------         ------        ------        ------
Diluted EPS               $  905         1,538        $ 0.59         $  729         1,256        $ 0.58
                          ======        ======        ======         ======        ======        ======

                               For the Six Months Ended                  For the Six Months Ended
                                  September 30, 2003                         September 30, 2002
                        (In thousands, except per share data)      (In thousands, except per share data)
                          ----------------------------------         ----------------------------------
                                                    Per-Share                                  Per-Share
                          Income        Shares        Amount         Income        Shares        Amount
                          ------        ------        ------         ------        ------        ------
Basic EPS                 $1,650         1,292        $ 1.28         $1,383         1,156        $ 1.20
Effect of Dilutive
Securities-Options          --             132         (0.12)          --             104         (0.10)
                          ------        ------        ------         ------        ------        ------
Diluted EPS               $1,650         1,424        $ 1.16         $1,383         1,260        $ 1.10
                          ======        ======        ======         ======        ======        ======

            Options to purchase 319,935 shares of common stock were outstanding at September 30, 2003 but 66,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect. Options to purchase 206,635 shares of common stock were outstanding at September 30, 2002.

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

            On April 1, 2003, the Company adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

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

                                (IN THOUSANDS)
                      Cash                       $  9,573
                      Loans, net                   49,474
                      Securities                    9,490
                      Other assets                  3,442
                      Deposits                    (56,682)
                      FHLB borrowings              (6,373)
                      Other liabilities              (720)
                                                 --------
                      Net asset acquired         $  8,204
                                                 --------

            First Federal is located in the market area of the Company and thus, the acquisition enabled the Bank to gain market share and affords the Company the opportunity to reduce costs through economies of scale.

            The aggregate purchase price was $11.4 million, including $5.6 million of cash and common stock valued at $5.8 million and resulted in goodwill and other intangibles of $3.6 million. The value of the 228,665 common shares issued was determined based upon the closing market price of Classic's common shares on December 30, 2002, the date the terms of the acquisition were agreed to and announced. Under the terms of the agreement, the number of shares of the Company's common stock for which each First Federal shares was exchanged was ..9797.

            Presented below are the unaudited, pro-forma condensed consolidated results of operations of the Company for the six months ended September 30, 2003 and the three and six months ended September 30, 2002, assuming the transaction occurred on April 1, 2003 and April 1, 2002.

                                 6 MOS. ENDED     3 MOS. ENDED     6 MOS. ENDED
                                SEPT. 30, 2003   SEPT. 30, 2002   SEPT. 30, 2002
                                --------------   --------------   --------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net interest income                $  5,950         $  2,798         $  5,556
Net income (loss)                       636              728            1,420
Basic income (loss) per share           .46              .53             1.03
Diluted income (loss) per share         .42              .49              .95

        The pro-forma information for the six-month period ending September 30, 2003 results included material expense items recorded by First Federal. The material items recorded during the period by First Federal include a provision to the loan loss allowance of $500,000, and merger expenses of $499,490. First Federal's merger expenses include employee severance payments, the payment of an employment contract, legal fees, accounting fees, fees paid to an investment banker and data processing termination fees. The total non-recurring expense items for the period net of tax was $659,663.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

            The Company's total assets increased $83.2 million from $249.9 million at March 31, 2003 to $333.1 million at September 30, 2003. The increase was due primarily to an increase in loans of $62.6 million, an increase in cash and cash equivalents of $8.2 million, an increase in securities of $5.2 million, an increase in goodwill and other intangibles of $3.6 million, an increase in premise and equipment of approximately $1.5 million, an increase in other assets of approximately $1.2 million and an increase in FHLB stock of approximately $890,000.

            Net loans receivable increased $62.6 million from $187.2 million at March 31, 2003 to $249.8 million at September 30, 2003. The increase was due primarily to net loans acquired from First Federal of approximately $49.5 million and a premium of approximately $700,000 recorded on the acquired loans based on the market valuation of the loans. The remainder of the increase of $12.4 million was due to internal loan growth primarily in the consumer and commercial portfolios.

            Securities increased approximately $5.2 million from $37.8 million at March 31, 2003 to $43.0 million at September 30, 2003 primarily due to the acquisition of $9.5 million of securities in connection with the acquisition of First Federal offset by maturities, calls and principal repayments of $4.1 million and a decrease in the market value of these available for sale securities of approximately $200,000.

            Deposits increased $71.2 million from $190.2 million at March 31, 2003 to $261.4 million at September 30, 2003. The increase was due primarily to the acquisition of First Federal. Deposits acquired from First Federal totaling $56.7 million. The remainder of the increase of $14.5 million was a result of internal deposit growth. The increase in deposits was used to fund loan growth.

            Total stockholders' equity was $32.6 million at September 30, 2003 compared to $25.4 million at March 31, 2003. The increase was due primarily to the issuance of additional shares of the Company's stock in connection with the acquisition of First Federal. The increase was also due to net income recorded for the period offset by a decrease in the market value of available for sale securities and cash dividends paid.

FORWARD-LOOKING STATEMENTS
--------------------------

            When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area including unemployment levels and plant closings, changes in real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, the failure to achieve anticipated merger cost savings or difficulty in merger integration, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

            The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
----------------------------------------

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

            The Company reported net income of $905,000 for the three months ended September 30, 2003 compared to net income of $729,000 for the three months ended September 30, 2002. The increase in net income of $176,000 between the two periods was primarily the result of an increase in net interest income of $729,000, an increase in non-interest income of $183,000 and a decrease in provision for loss on loans of $4,000 partially offset by an increase in non-interest expense of $649,000 and an increase in income taxes of $91,000.

            The Company reported net income of $1.7 million for the six months ended September 30, 2003 compared to net income of $1.4 million for the six months ended September 30, 2002. The increase in net income of $267,000 between the two periods was primarily the result of an increase in net interest income of $915,000 and an increase in non-interest income of $319,000 and a decrease in provision for loss on loans of $118,000 offset by an increase in non-interest expense of $953,000 and an increase in income taxes of $132,000.

            INTEREST INCOME. Total interest income increased $898,000 for the three months ended September 30, 2003 and increased $1.0 million for the six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002. The increase in interest income for the three and six-month period was due to an increase in the average balance of interest-earning assets of $92.0 million for the three months ended September 30, 2003 and an increase of $57.8 for the six-month period offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and securities primarily as a result of the acquisition of First Federal. The average yield on interest-earning assets was 6.1% and 6.3% for the three and six months ended September 30, 2003 compared to 7.0% for the same periods in 2002. Tax equivalent adjustments were made to the yield. The decrease in the yield was due to a decrease in market interest rates between the two periods.

            INTEREST EXPENSE. Interest expense increased $169,000 and $118,000 for the three and six months ended September 30, 2003 as compared to the same periods in 2002. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities offset by a decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased $87.1 million for the three months ended September 30, 2003 and $54.2 million for the six months ended September 30, 2003 compared to the same periods in 2002. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing deposits and FHLB borrowings due primarily to the acquisition of First Federal. The average rate paid on interest-bearing liabilities was 2.2% and 2.3% for the three and six months ended September 30, 2003 compared to 2.8% for the three and six months ended September 30, 2002.

            The resulting interest rate spread was 3.9% and 4.0% for the three and six months ended September 30, 2003 compared to 4.2% for the same periods in 2002. The Company's interest rate spread has declined primarily due to the incorporation of First's Federal balance sheet. Over time, management intends to change the composition of the former First Federal balance sheet to a mix more similar to that of the Company's other interest-bearing assets and liabilities.

            PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $46,000 and $92,000 for the three and six months ended September 30, 2003 compared to $50,000 and $210,000 for the three and six months ended September 30, 2002 based on management's overall assessment of the loan portfolio. The provision recorded for the three and six-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history, peer data and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

            NON-INTEREST INCOME. Non-interest income increased approximately $183,000 and $319,000 for the three and six months ended September 30, 2003 compared to the same periods in 2002. The increase for the three and six-month periods is primarily the result of an increase in service charges and other fees on deposits of $110,000 for the three-month period and an increase of $205,000 for the six-month period. The remainder of the increase was due to an increase in other income for the three-month period of $72,000 and an increase of $117,000 for the six-month period. The increase in service charges and other fees on deposits for the periods is the result of increased deposit accounts. The increase in other non-interest income is due to an increase in the referral fees earned on secondary market loans, letter of credit fees and commissions on insurance sold with loans.

            NON-INTEREST EXPENSE. Non-interest expenses increased $649,000 and $953,000 for the three and six months ended September 30, 2003 compared to the same period in 2002. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $165,000, an increase in occupancy and equipment expense of $81,000, an increase in advertising expense of $70,000, an increase in communications expense of $21,000, an increase in deposit and franchise taxes of $6,000, an increase in professional fees of $39,000, an increase in stationery, printing and supplies of $45,000 and an increase in other operating expenses of $221,000.

            Non-interest expenses increased for the six-month period due to an increase in employee compensation and benefits of $308,000, an increase in occupancy and equipment expense of $109,000, an increase in advertising expense of $82,000, an increase in communications expense of $35,000, an increase in deposit and franchise taxes of $12,000, an increase in professional fees of $49,000, an increase in stationery, printing and supplies of $63,000 and an increase in other operating expenses of $294,000.

            Employee compensation and benefits increased primarily due an increase in the number of employees as a result of the First Federal acquisition; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Occupancy and equipment expense increased primarily due to an increase in depreciation expense as a result of increased locations, improvements to existing facilities, and upgrades in equipment. The increase in other operating expenses was due partially to increased expenses as a result of the acquisition of First Federal and the remainder of the increase was due to increased costs related to technology for various services provided to customers. The Company recently upgraded its on-line banking product and also upgraded its operating environment so that customers may obtain real-time balances at automated teller machines and point of sale terminals.

            INCOME TAX EXPENSE. Income tax expense increased $91,000 and $132,000 for the three and six months ended September 30, 2003 primarily due to an increase in income before income taxes for the periods.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------

            The allowance for loan losses is calculated based upon management's evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. The assessment includes internal risk grading of all commercial credits and based upon this evaluation, a specific allocation allowance may be assigned to individual loans. Consumer and residential mortgage loans are not specifically graded unless apparent weakness is determined through payment history at which time a specific allowance allocation may be made. Unallocated allowance estimates are given to each lending segment based upon historical loss and peer loss information. An unallocated portion of the allowance is assigned in recognition of inherent risks that include current delinquency trends, current economic trends both local and national, strength of supervision and administration of the loan portfolio, trends of non-performing assets to the allowance and concentrations within commercial credits. These factors are weighed quarterly and adjusted as deemed appropriate by management. The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses and there have been no material changes in assumptions or estimations as compared to prior years that have impacted the basis of the current year allowance.

              The Company's allowance for loan losses as of September 30, 2003 was $2.6 million or 1.0% of the total loans. The March 31, 2003 allowance for loan loss was $2.0 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $92,000 for the six-month period, and had net charge-offs of $321,000 for the six-month period. The loans charged off consisted largely of loans acquired from First Federal.

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

                                                      September 30, 2003   March 31, 2003
                                                      ------------------   --------------
                                                             (Dollars in Thousands)
Non-Accruing Loans ...............................        $    1,031         $      600
Accruing Loans Delinquent 90 Days or More ........             1,592                669
Foreclosed Assets ................................               578               --
                                                          ----------         ----------
Total Non-Performing Assets ......................        $    3,201         $    1,269
Total Non-Performing Assets as a
            Percentage of Total Assets ...........               1.0%                .5%

            Total non-performing assets increased $1.9 million from March 31, 2003 to September 30, 2003 due primarily to delinquent one to four family loans acquired in connection with the acquisition of First Federal. Management does not feel that this is an indication of a trend of increased non-performing assets for the Company. The problem credits with First Federal's portfolio were identified through pre-acquisition due diligence and reserved for appropriately. Management is attempting to resolve these credits at the earliest date.

            OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of September 30, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2003 and March 31, 2003, cash and cash equivalents totaled $16.3 million and $8.1 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of September 30, 2003 maturing within one year totaled $83.8 million. Management believes based on experience that most of these funds will remain with the Company.

            Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiaries of the Company have the ability to borrow funds from the FHLB and other third parties. At September 30, 2003, the Company had $27.3 million in borrowings outstanding with the FHLB and additional borrowing capacity of $41.3 million. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At September 30, 2003, the Company had $9.3 million of repurchase agreements with existing relationship based business customers.

            At September 30, 2003, the Company had outstanding commitments to fund loans of $22.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

            Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of September 30, 2003, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 2003, Classic Bank was in compliance with its capital requirements.

                                                    REGULATORY                  ACTUAL CAPITAL
                                               CAPITAL REQUIREMENT               CLASSIC BANK
                                             -----------------------        ----------------------
                                             AMOUNT          PERCENT        AMOUNT         PERCENT
                                             ------          -------        ------         -------
                                                            (Dollars in Thousands)
        Total Capital
          (to Risk Weighted Assets)         $18,547            8.0%        $21,825           10.2%
        Tier 1 Capital
          (to Adjusted Total Assets)         12,876            4.0          21,103            6.6

            The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of September 30, 2003, the capital requirements applicable to the Company and its actual capital ratios. As of September 30, 2003, the Company was in compliance with its capital requirements.

                                                    REGULATORY                  ACTUAL CAPITAL
                                               CAPITAL REQUIREMENT         CLASSIC BANCSHARES, INC.
                                             -----------------------        ----------------------
                                             AMOUNT          PERCENT        AMOUNT         PERCENT
                                             ------          -------        ------         -------
                                                            (Dollars in Thousands)
        Total Capital
          (to Risk Weighted Assets)         $18,635            8.0%        $25,547           11.0%
        Tier 1 Capital
          (to Adjusted Total Assets)         12,962            4.0          22,917            7.1

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

            The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held on August 26, 2003. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                    PROPOSAL                                          NUMBER OF VOTES
                    --------                                          ---------------
                                                                                         BROKER
                                                        FOR              WITHHELD       NON-VOTES
                                                        ---              --------       ---------
          Election of the following directors for
          the terms indicated:

          Lisah M. Frazier (three years)             1,129,451             4,450            0
          E.B. Gevedon, Jr.                          1,129,901             4,000            0
          Robert A. Moyer, Jr.                       1,130,901             3,000            0
          John W. Clark                              1,130,876             3,025            0

                                                        FOR               AGAINST        ABSTAIN
                                                        ---               -------        -------
          The approval of the Company's 2003
          Premium Price Stock Option Growth Plan     1,004,401           128,791           709

          The authorziation of additional shares
          of the Company's common stock              1,099,521            34,380            0

          The ratification of the appointment of
          Crowe Chizek and Company LLC as the
          Company's auditors for the fiscal year
          ending March 31, 2004.                     1,128,685                 8         5,208

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

          b.  Reports on Form 8-K

              The Registrant filed the following current reports on Form 8-K during the three months ended September 30, 2003:

              On July 17, 2003, the Registant filed a Current Report on Form 8-K to report the resignation of Smith, Goolsby, Artis & Reams, P.S.C. as the Company's independent auditors and the engagement of Crowe, Chizek & Company LLC to audit the Company's financial statements for fiscal 2004.

              On July 30, 2003 the Registant filed a Current Report on Form 8-K containing a presentation presented on July 30, 2003 at the Keefe, Bruyette & Woods 2003 Community Bank Investor Conference.

              On August 18, 2003, the Registant filed a Current Report on Form 8-K containing a press release dated August 18, 2003 announcing earnings for the quarter ended June 30, 2003.

              On September 15, 2003, the Registrant filed a Current Report on Form 8-K reporting the amendment of its Certificate of Incorporation to increase the number of shares of Common Stock authorized.

                                   SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLASSIC BANCSHARES, INC.
                                  REGISTRANT





Date:  November 12, 2003          /s/ David B. Barbour
       ---------------------      ----------------------------------------------
                                  David B. Barbour, President, Chief Executive
                                  Officer and Director (Duly Authorized Officer)





Date:  November 12, 2003          /s/ Lisah M. Frazier
       ---------------------      ----------------------------------------------
                                  Lisah M. Frazier, Chief Operating Officer,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS



    Exhibit
     Number
     ------

        11 Statement regarding computation of Per Share Earnings in the Notes to the Consolidated Financial Statements in Part I of this Report . For such computation, see Note 2 "Earnings Per Share."

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