Form 10QSB
period 2003-12-31
CLASSIC BANCSHARES INC
filed 2004-02-13
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2003

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

     As of February 3, 2004, there were 1,404,825 shares of the Registrant's common stock outstanding.

     Transitional Small Disclosure (check one):             Yes [ ] No [X]
================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2003
        and March 31, 2003                                                   3

        Consolidated Statements of Income for the three and
        nine months ended December 31, 2003 and 2002                         4

        Consolidated Statements of Comprehensive Income for the three
        and nine months ended December 31, 2003 and 2002                     5

        Consolidated Statements of Stockholders' Equity for the
        nine months ended December 31, 2003                                  6

        Consolidated Statements of Cash Flows for the nine
        months ended December 31, 2003 and 2002                             7-8

        Notes to Consolidated Financial Statements                         9-12

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             13-19

Item 3. Controls and Procedures                                             19

PART II. OTHER INFORMATION                                                  20

        Signatures                                                          21

        Index to Exhibits                                                   22

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,           March 31,
                                                                            2003                 2003
                                                                        ------------         ------------
                                                                         (Unaudited)

                                                                                  (In Thouands)
ASSETS
------
    Cash and due from banks                                             $      7,876         $      8,124
    Federal funds sold                                                            59                   24
                                                                        ------------         ------------
      Cash and cash equivalents                                                7,935                8,148

    Securities available for sale                                             54,075               37,843
    Loans receivable, net                                                    255,071              187,175
    Accrued interest receivable                                                1,609                1,157
    Federal Home Loan Bank stock                                               2,866                1,949
    Premises and equipment, net                                                7,825                6,267
    Goodwill                                                                   8,051                5,555
    Other intangible assets                                                      840                 --
    Prepaid expenses and other assets                                          3,180                1,787
                                                                        ------------         ------------

  TOTAL ASSETS                                                          $    341,452         $    249,881
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Liabilities
    Non-interest bearing demand deposits                                $     27,688         $     23,159
    Savings, NOW, and money market demand deposits                           105,017               65,762
    Other time deposits                                                      123,712              101,235
                                                                        ------------         ------------
                    Total deposits                                           256,417              190,156
    Securities sold under agreements to repurchase                             9,171                4,382
    Advances from Federal Home Loan Bank                                      39,051               28,126
    Other short-term borrowings                                                  348                    6
    Accrued expenses and other liabilities                                     2,244                1,445
    Accrued interest payable                                                     314                  344
                                                                        ------------         ------------

                    Total Liabilities                                   $    307,545         $    224,459
                                                                        ------------         ------------


  Stockholders' Equity
    Common stock, $.01 par value, 1,684,443 and 1,322,500 shares
      issued and 1,404,825 and 1,105,486 shares outstanding             $         17         $         13
    Additional paid-in capital                                                31,066               20,436
    Retained earnings                                                          5,348                7,721
    Accumulated other comprehensive income (loss)                                935                  751
    Unearned ESOP shares (62,244 and 65,843 shares)                             (566)                (599)
    Unearned RRP shares (360 and 850 shares)                                      (5)                 (12)
    Treasury stock, at cost (217,014 shares)                                  (2,888)              (2,888)
                                                                        ------------         ------------

                    Total Stockholders' Equity                          $     33,907         $     25,422
                                                                        ------------         ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    341,452         $    249,881
                                                                        ============         ============

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                           ------------                    ------------
                                                       2003            2002            2003            2002
                                                     --------        --------        --------        --------
                                                                        (In Thousands)
INTEREST INCOME
---------------
  Loans                                              $  3,972        $  3,105        $ 11,074        $  9,171
  Securities                                              551             452           1,493           1,421
  Dividends on Federal Home Loan Bank stock                29              22              77              64
  Other interest                                            8               2              27               5
                                                     --------        --------        --------        --------
                  Total Interest Income                 4,560           3,581          12,671          10,661
                                                     --------        --------        --------        --------

INTEREST EXPENSE
----------------
  Deposits                                              1,067             988           3,138           2,985
  Federal Home Loan Bank advances                         293             241             849             750
  Securities sold under repurchase agreements              24              12              55              45
  Other short-term borrowings                               1               1               3               3
                                                     --------        --------        --------        --------
                  Total Interest Expense                1,385           1,242           4,045           3,783
                                                     --------        --------        --------        --------

                  Net Interest Income                   3,175           2,339           8,626           6,878

Provision for loss on loans                                66              96             158             306
                                                     --------        --------        --------        --------

                  Net interest income after
                   provision for loss on
                   loans                                3,109           2,243           8,468           6,572
                                                     --------        --------        --------        --------

NON-INTEREST INCOME
-------------------
  Service charges and other fees                          418             383           1,269           1,028
  Gain on sale of securities                                1               7               2              11
  Secondary market commissions                             15              31             102              53
  Other income                                             65              43             203             128
                                                     --------        --------        --------        --------
                  Total Non-Interest Income               499             464           1,576           1,220
                                                     --------        --------        --------        --------

NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                    1,076             785           2,993           2,395
  Occupancy and equipment expense                         334             270             919             745
  Advertising                                              83              72             321             229
  Communications                                           64              47             190             138
  Franchise and deposit taxes                              66              58             192             172
  Directors fees                                           24              24              74              72
  Professional fees                                        80              39             219             132
  Stationery and supplies                                  73              79             279             222
  Other operating expenses                                395             240           1,149             697
                                                     --------        --------        --------        --------
                  Total Non-Interest Expense            2,195           1,614           6,336           4,802
                                                     --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                              1,413           1,093           3,708           2,990
--------------------------
                  Income tax expense                      410             305           1,055             818
                                                     --------        --------        --------        --------

NET INCOME                                           $  1,003        $    788        $  2,653        $  2,172
                                                     ========        ========        ========        ========

Basic earnings per share                             $   0.71        $   0.69        $   1.98        $   1.89
Diluted earnings per share                           $   0.65        $   0.63        $   1.80        $   1.73

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                                2003       2002           2003       2002
                                                              --------   --------       --------   --------
                                                                             (In Thousands)
Net Income                                                    $  1,003   $    788       $  2,653   $  2,172
                                                              --------   --------       --------   --------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                               354        298            185        848

     Reclassification adjustments for realized (gains)
       losses included in earnings, net of tax                    --           (5)            (1)        (7)
                                                              --------   --------       --------   --------

  Other comprehensive income                                       354        293            184        841
                                                              --------   --------       --------   --------

Comprehensive Income                                          $  1,357   $  1,081       $  2,837   $  3,013
                                                              ========   ========       ========   ========

Accumulated Other Comprehensive Income                        $    935   $    515       $    935   $    515
                                                              ========   ========       ========   ========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                          ACCUMULATED
                                                   ADDITIONAL                OTHER     UNEARNED    UNEARNED
                                        COMMON      PAID-IN    RETAINED  COMPREHENSIVE   ESOP        RRP       TREASURY
                                        STOCK       CAPITAL    EARNINGS     INCOME      SHARES      SHARES      STOCK       TOTAL
                                       --------    --------    --------    --------    --------    --------    --------    --------
Balances at April 1, 2003              $     13    $ 20,436    $  7,721    $    751    $   (599)   $    (12)   $ (2,888)   $ 25,422

  Net income for the nine months
   ended December 31, 2003                 --          --         2,653        --          --          --          --         2,653
  Stock dividend - 10%                        1       4,723      (4,729)       --          --          --          --            (5)
  Dividend paid ($.24 per share)           --          --          (297)       --          --          --          --          (297)
  Commitment of shares to be
    released under ESOP (3,599)            --            78        --          --            33        --          --           111
  RRP shares earned (490)                  --          --          --          --          --             7        --             7
  Common stock issued in
    acquisition (228,665)                     3       5,829        --          --          --          --          --         5,832
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    taxes and reclassifications            --          --          --           184        --          --          --           184
                                       --------    --------    --------    --------    --------    --------    --------    --------

Balances at December 31, 2003          $     17    $ 31,066    $  5,348    $    935    $   (566)   $     (5)   $ (2,888)   $ 33,907
                                       ========    ========    ========    ========    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                                     2003           2002
                                                                   --------       --------
                                                                       (In Thousands)
OPERATING ACTIVITIES
--------------------
  Net Income                                                       $  2,653       $  2,172
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                    653            304
       Provision for loss on loans                                      158            306
       Gain on sale of securities available for sale                     (2)           (11)
       Gain on sale of fixed assets                                     (13)          --
       Loss (gain) on foreclosed real estate                             20             (1)
       Federal Home Loan Bank stock dividends                           (77)           (64)
       Net amortization of securities                                   208             63
       ESOP shares earned                                               111           --
       RRP shares earned                                                  7              6
  Decrease (increase) in:
       Accrued interest receivable                                     (127)          (131)
       Other assets                                                      18           (342)
  Increase (decrease) in:
       Accrued interest payable                                        (219)           (24)
       Accounts payable and accrued expenses                           (239)           190
                                                                   --------       --------
                  Net cash provided by operating activities           3,151          2,468
                                                                   --------       --------

INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                        2,398          1,905
       Purchased                                                       (971)        (2,377)
  Mortgage-backed securities:
       Purchased                                                    (10,698)
       Principal payments                                             2,809          2,241
  Purchase of Federal Home Loan Bank stock                             --             (386)
  Loan originations and principal payments, net                     (18,707)       (20,227)
  Proceeds from sale of foreclosed real estate                           88            155
  Purchases of software                                                (230)          --
  Purchases of premises and equipment                                  (445)          (970)
  Proceeds from sale of premises and equipment                          245           --
  Net cash acquired in acquisition                                    3,564           --
                                                                   --------       --------
                  Net cash used by investing activities             (21,947)       (19,659)
                                                                   --------       --------

          See accompanying notes to consolidated financial statements.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                         ------------
                                                                     2003           2002
                                                                   --------       --------
FINANCING ACTIVITIES
--------------------
  Net increase in deposits                                         $  9,197       $ 17,113
  Net proceeds from FHLB borrowings                                   4,552          1,746
  Increase (decrease) in securities sold under
    agreements to repurchase                                          4,789           (766)
  Net increase in short-term borrowings                                 342             55
  Purchase of treasury stock                                           --             (334)
  Dividends paid                                                       (297)          (252)
                                                                   --------       --------
                Net cash provided by financing activities            18,583         17,562
                                                                   --------       --------

Increase in cash and cash equivalents                                  (213)           371
Cash and cash equivalent at beginning of period                       8,148          5,400
                                                                   --------       --------

Cash and cash equivalents at end of period                         $  7,935       $  5,771
                                                                   ========       ========

Additional cash flows and supplementary information
                Cash paid during the period for:
                  Interest on deposits and borrowings              $  4,075       $  3,807
                  Taxes                                            $    900       $    800
                Assets acquired in settlement of loans             $    708       $     76

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 2003, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004.

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

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                    2003             2002
                                                  -------          -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income as reported                       $ 1,003          $   788
     Deduct:
        Stock-based compensation
        expense determined under fair
        value-based method                            --                 1
                                                  -------          -------
     Pro forma net income                         $ 1,003          $   787
                                                  =======          =======

     Basic earnings per share as reported          $0.71            $0.69
     Pro forma basic earnings per share             0.71             0.69

     Diluted earnings per share as reported         0.65             0.63
     Pro forma diluted earnings per share           0.65             0.63

                                                      NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                    2003             2002
                                                  -------          -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income as reported                       $ 2,653          $ 2,172
     Deduct:
       Stock-based compensation
       expense determined under fair
       value-based method                             430               51
                                                  -------          -------
       Pro forma net income                       $ 2,223          $ 2,121
                                                  =======          =======

       Basic earnings per share as reported        $1.98            $1.89
       Pro forma basic earnings per share           1.66             1.84

       Diluted earnings per share as reported       1.80             1.73
       Pro forma diluted earnings per share         1.51             1.68


     Options to purchase 60,000 shares of common stock were granted on September 18, 2003 at an exercise price of $34.99 per share.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The financial statements include the accounts of Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. All significant intercompany balances and transactions have been eliminated.

     DIVIDEND
     --------

     The Company declared a 10% dividend on October 20, 2003, payable on November 17, 2003. The payment of this dividend is in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of this stock dividend.

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

                                 For the Three Months Ended              For the Three Months Ended
                                     December 31, 2003                        December 31, 2002
                            (In thousands, except per share data)    (In thousands, except per share data)
                           --------------------------------------   --------------------------------------
                                                       Per-Share                                Per-Share
                            Income        Shares         Amount      Income        Shares         Amount
                            ------        ------         ------      ------        ------         ------
Basic EPS                   $1,003         1,405          $0.71       $788          1,144          $0.69
Effect of Dilutive
  Securities-Options           --            138          (0.06)       --             107          (0.06)
                           --------------------------------------   --------------------------------------
Diluted EPS                 $1,003         1,543          $0.65       $788          1,251          $0.63
                           ======================================   ======================================

                                 For the Three Months Ended              For the Three Months Ended
                                     December 31, 2003                        December 31, 2002
                            (In thousands, except per share data)    (In thousands, except per share data)
                           --------------------------------------   --------------------------------------
                                                       Per-Share                                Per-Share
                            Income        Shares         Amount      Income        Shares         Amount
                            ------        ------         ------      ------        ------         ------
Basic EPS                   $2,653         1,337          $1.98      $2,172         1,152          $1.89
Effect of Dilutive
  Securities-Options           --            133          (0.18)        --            107          (0.16)
                           --------------------------------------   --------------------------------------
Diluted EPS                 $2,653         1,470          $1.80      $2,172         1,259          $1.73
                           ======================================   ======================================

     Options to purchase 319,935 shares of common stock were outstanding at December 31, 2003. Options to purchase 206,635 shares of common stock were outstanding at December 31, 2002.

(3) IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

                               (IN THOUSANDS)

                     Cash                     $    9,573
                     Loans, net                   49,474
                     Securities                    9,490
                     Other assets                  3,665
                     Deposits                    (56,682)
                     FHLB borrowings              (6,373)
                     Other liabilities              (720)
                                              ----------
                     Net asset acquired       $    8,427
                                              ==========

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

     Presented below are the unaudited, pro-forma condensed consolidated results of operations of the Company for the nine months ended December 31, 2003 and the three and nine months ended December 31, 2002, assuming the transaction occurred on April 1, 2003 and April 1, 2002.

                                  9 MOS. ENDED    3 MOS. ENDED    9 MOS. ENDED
                                 DEC. 31, 2003   DEC. 31, 2002   DEC. 31, 2002
                                 -------------   -------------   -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net interest income             $9,123           $2,914         $8,470
     Net income                       1,639              781          2,202
     Basic income per share            1.17              .56           1.57
     Diluted income per share          1.06              .52           1.45

     The pro-forma information for the nine-month period ending December 31, 2003 results included material expense items recorded by First Federal. The material items recorded during the period by First Federal include a provision to the loan loss allowance of $500,000, and merger expenses of $499,490. First Federal's merger expenses include employee severance payments, the payment of an employment contract, legal fees, accounting fees, fees paid to an investment banker and data processing termination fees. The total non-recurring expense items for the period net of tax was $659,663.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     The Company's total assets increased $91.6 million from $249.9 million at March 31, 2003 to $341.5 million at December 31, 2003. The increase was due primarily to an increase in loans of $67.9 million, an increase in securities of $16.3 million, an increase in goodwill and other intangibles of $3.3 million, an increase in premises and equipment of approximately $1.6 million, an increase in other assets of approximately $1.6 million and an increase in FHLB stock of approximately $900,000.

     Net loans receivable increased $67.9 million from $187.2 million at March 31, 2003 to $255.1 million at December 31, 2003. The increase was due primarily to net loans acquired from First Federal of approximately $49.5 million and a premium of approximately $700,000 recorded on the acquired loans based on the market valuation of the loans. The remainder of the increase of $17.7 million was due to internal loan growth primarily in the consumer and commercial portfolios.

     Securities increased approximately $16.3 million from $37.8 million at March 31, 2003 to $54.1 million at December 31, 2003 primarily due to the acquisition of $9.5 million of securities in connection with the acquisition of First Federal, purchases of $11.7 million and an increase in the market value of the available for sale securities of approximately $300,000 offset by maturities, calls and principal repayments of $5.2 million

     Deposits increased $66.2 million from $190.2 million at March 31, 2003 to $256.4 million at December 31, 2003. The increase was due primarily to the acquisition of First Federal. Deposits acquired from First Federal totaling $56.7 million. The remainder of the increase of $9.5 million was a result of internal deposit growth. The increase in deposits was used to fund loan growth.

     Total stockholders' equity was $33.9 million at December 31, 2003 compared to $25.4 million at March 31, 2003. The increase was due primarily to the issuance of additional shares of the Company's stock in connection with the acquisition of First Federal. The increase was also due to net income recorded for the period and an increase in the market value of available for sale securities offset by cash dividends paid.

FORWARD-LOOKING STATEMENTS
--------------------------

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area including unemployment levels and plant closings, changes in real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition and the failure to achieve anticipated merger cost savings or difficulty in merger integration, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE
------------------------------------------------------------------------------
MONTHS ENDED DECEMBER 31, 2003 AND 2002
---------------------------------------

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

     The Company reported net income of $1.0 million for the three months ended December 31, 2003 compared to net income of $788,000 for the three months ended December 31, 2002. The increase in net income of $215,000 between the two periods was primarily the result of an increase in net interest income of $836,000, an increase in non-interest income of $35,000 and a decrease in provision for loss on loans of $30,000 partially offset by an increase in non-interest expense of $581,000 and an increase in income taxes of $105,000.

     The Company reported net income of $2.7 million for the nine months ended December 31, 2003 compared to net income of $2.2 million for the nine months ended December 31, 2002. The increase in net income of $481,000 between the two periods was primarily the result of an increase in net interest income of $1.7 million and an increase in non-interest income of $356,000 and a decrease in provision for loss on loans of $148,000 offset by an increase in non-interest expense of $1.5 million and an increase in income taxes of $237,000.

     INTEREST INCOME. Total interest income increased $979,000 for the three months ended December 31, 2003 and increased $2.0 million for the nine months ended December 31, 2003 as compared to the three and nine months ended December 31, 2002. The increase in interest income for the three and six-month period was due to an increase in the average balance of interest-earning assets of $94.8 million for the three months ended December 31, 2003 and an increase of $70.1 for the nine-month period offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and securities primarily as a result of the acquisition of First Federal. The average tax equivalent yield on interest-earning assets was 6.0% and 6.2% for the three and nine months ended December 31, 2003 compared to 6.9% and 7.0% for the same periods in 2002. The decrease in the yield was due to a decrease in market interest rates between the two periods.

     INTEREST EXPENSE. Interest expense increased $143,000 and $262,000 for the three and nine months ended December 31, 2003 as compared to the same periods in 2002. Interest expense increased for the periods primarily due to an increase in the average balance of interest-bearing liabilities offset by a decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased $85.5 million for the three months ended December 31, 2003 and $64.7 million for the nine months ended December 31, 2003 compared to the same periods in 2002. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing deposits and FHLB borrowings due primarily to the acquisition of First Federal. The average rate paid on interest-bearing liabilities was 2.0% and 2.2% for the three and nine months ended December 31, 2003 compared to 2.6% and 2.7% for the three and nine months ended December 31, 2002 due to a general decline in interest rates.

     The resulting interest rate spread was 4.0% for the three and nine months ended December 31, 2003 compared to 4.3% for the same periods in 2002. The resulting net interest margin was 4.2% and 4.3% for the three and nine months ended compared to 4.6% for the three and nine months ended December 31, 2002. The Company's interest rate spread and net interest margin has declined primarily due to the incorporation of First's Federal balance sheet. Over time, management intends to change the composition of the former First Federal balance sheet to a mix more similar to that of the Company's other interest-bearing assets and liabilities.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $66,000 and $158,000 for the three and nine months ended December 31, 2003 compared to $96,000 and $306,000 for the three and nine months ended December 31, 2002. The provision for the three and nine-month period decreased based on management's assessment of improving trends within the Company's loan portfolio notwithstanding the acquired non-performing loans which were provided for prior to the acquisition of First Federal. The provision recorded for the three and nine-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history, the economy in the Company's market area and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased approximately $35,000 and $356,000 for the three and nine months ended December 31, 2003 compared to the same periods in 2002. The increase for the three and nine-month periods is primarily the result of an increase in service charges and other fees on deposits of $35,000 for the three-month period and an increase of $241,000 for the nine-month period. The remainder of the increase was due to an increase in other income for the three-month period of $6,000 and an increase of $124,000 for the nine-month period. These increases were offset by a decrease in the gain realized on the sale of securities of $6,000 for the three-month period and $9,000 for the nine-month period. The increase in service charges and other fees on deposits for the periods is the result of increased deposit accounts. The increase in other non-interest income is due to an increase in the commissions earned on secondary market loans, letter of credit fees and commissions on insurance sold with loans. Although the commissions earned on the origination of secondary market loans increased for the nine months, these commissions have begun to slow, therefore decreasing the amount of commissions earned during the quarter and possibly in future periods. The Company's secondary market activity consists only of commissions earned from a third party originator and represents a small portion of the Company's non-interest income.

     NON-INTEREST EXPENSE. Non-interest expenses increased $581,000 and $1.5 million for the three and nine months ended December 31, 2003 compared to the same period in 2002. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $291,000, an increase in occupancy and equipment expense of $64,000, an increase in advertising expense of $11,000, an increase in communications expense of $17,000, an increase in deposit and franchise taxes of $8,000, an increase in professional fees of $41,000, and an increase in other operating expenses of $155,000 offset by a decrease in stationery and supplies of $6,000.

     Non-interest expenses increased for the nine-month period due to an increase in employee compensation and benefits of $598,000, an increase in occupancy and equipment expense of $174,000, an increase in advertising expense of $92,000, an increase in communications expense of $52,000, an increase in deposit and franchise taxes of $20,000, an increase in professional fees of $87,000, an increase in stationery, printing and supplies of $57,000 and an increase in other operating expenses of $454,000.

     Employee compensation and benefits increased primarily due to an increase in the number of employees as a result of the First Federal acquisition; an increase in costs related to incentive-based compensation programs; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Occupancy and equipment expense increased primarily due to an increase in depreciation expense as a result of increased locations, improvements to existing facilities, and upgrades in equipment. The increase in other operating expenses was due partially to increased expenses as a result of the acquisition of First Federal and the remainder of the increase was due to increased costs related to technology for various services provided to customers. The Company recently upgraded its on-line banking product and also upgraded its operating environment so that customers may obtain real-time balances at automated teller machines and point of sale terminals.

     INCOME TAX EXPENSE. Income tax expense increased $105,000 and $237,000 for the three and nine months ended December 31, 2003 primarily due to an increase in income before income taxes for the periods.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------

     The allowance for loan losses is calculated based upon management's evaluation and assessment of pertinent factors underlying the types and qualities of the Company's loans. The assessment includes internal risk grading of all commercial credits and based upon this evaluation, a specific allocation allowance may be assigned to individual loans. Consumer and residential mortgage loans are not specifically graded unless apparent weakness is determined through payment history at which time a specific allowance allocation may be made. Additionally, a general reserve is assigned to each lending segment in recognition of probable incurred losses based upon historical loss and peer loss information, while taking into consideration current delinquency trends, current economic trends both local and national, strength of supervision and administration of the loan portfolio, trends of non-performing assets to the allowance and concentrations within commercial credits. These factors are weighed quarterly and adjusted as deemed appropriate by management. The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses and there have been no material changes in assumptions or estimations as compared to prior years that have impacted the basis of the current year allowance.

     The Company's allowance for loan losses as of December 31, 2003 was $2.2 million or .9% of the total loans. The March 31, 2003 allowance for loan loss was $2.0 million, or 1.0% of total loans. The Company recorded a provision for loan losses of $158,000 for the nine-month period, had net charge-offs of $468,000 and $789,000 for the three and nine-month period and acquired an allowance form First Federal of approximately $885,000. The loans charged off consisted largely of loans acquired from First Federal, the losses for which had been reserved prior to the acquisition.

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

                                     December 31, 2003       March 31, 2003
                                     -----------------       --------------
                                              (Dollars in Thousands)

Non-Accruing Loans ..................     $  624                 $  600
Accruing Loans Delinquent 90
  Days or More ......................      1,561                    669
Foreclosed Assets ...................        817                    --
                                          ------                 ------
Total Non-Performing Assets .........     $3,002                 $1,269
                                          ======                 ======
Total Non-Performing Assets as a
  Percentage of Total Assets ........       .9%                    .5%

     Total non-performing assets increased $1.7 million from March 31, 2003 to December 31, 2003 due primarily to delinquent one to four family loans acquired in connection with the acquisition of First Federal. Management does not feel that this is an indication of a trend of increased non-performing assets for the Company. The problem credits with First Federal's portfolio were identified through pre-acquisition due diligence and reserved for appropriately. Management is attempting to resolve these credits at the earliest date.

     OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of December 31, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2003 and March 31, 2003, cash and cash equivalents totaled $7.9 million and $8.1 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 2003 maturing within one year totaled $80.4 million. Management believes based on experience that most of these funds will remain with the Company.

     Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiary of the Company has the ability to borrow funds from the FHLB and other third parties. At December 31, 2003, the Company had $39.1 million in borrowings outstanding with the FHLB and additional borrowing capacity of $79.1 million. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At December 31, 2003, the Company had $9.2 million of repurchase agreements with existing relationship based business customers.

     At December 31, 2003, the Company had outstanding commitments to fund loans of $29.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

     Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of December 31, 2003, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 2003, Classic Bank was in compliance with its capital requirements.

                                        REGULATORY             ACTUAL CAPITAL
                                    CAPITAL REQUIREMENT         CLASSIC BANK
                                    -------------------         ------------
                                     AMOUNT    PERCENT       AMOUNT    PERCENT
                                     ------    -------       ------    -------
                                              (Dollars in Thousands)
     Total Capital
       (to Risk Weighted Assets)    $18,627      8.0%       $24,663     10.6%
     Tier 1 Capital
       (to Adjusted Total Assets)    13,049      4.0         22,435      6.9

     The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of December 31, 2003, the capital requirements applicable to the Company and its actual capital ratios. As of December 31, 2003, the Company was in compliance with its capital requirements.

                                        REGULATORY             ACTUAL CAPITAL
                                    CAPITAL REQUIREMENT         CLASSIC BANK
                                    -------------------         ------------
                                     AMOUNT    PERCENT       AMOUNT    PERCENT
                                     ------    -------       ------    -------
                                              (Dollars in Thousands)
     Total Capital
       (to Risk Weighted Assets)    $18,702      8.0%       $26,309     11.3%
     Tier 1 Capital
       (to Adjusted Total Assets)    13,116      4.0         24,081      7.3


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


                        ITEM 3 - CONTROLS AND PROCEDURES

     The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

        b. Reports on Form 8-K

           The Registrant filed the following current reports on Form 8-K during the three months ended December 31, 2003:

           Report filed on October 22, 2003 containing press release, dated October 22, 2003, announcing the declaration of a stock dividend and a quarterly cash dividend.

           Report filed on November 3, 2003 containing press release, dated November 3, 2003, announcing earnings for the quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLASSIC BANCSHARES, INC.
                                 REGISTRANT





Date: February 12, 2004          /s/ David B. Barbour
      -----------------          --------------------------------
                                 David B. Barbour, President, Chief Executive
                                 Officer and Director (Duly Authorized Officer)





Date: February 12, 2004          /s/ Lisah M. Frazier
      -----------------          --------------------------------
                                 Lisah M. Frazier, Chief Operating Officer,
                                 Treasurer and Chief Financial Officer
                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number
------

  11 Statement regarding computation of Per Share Earnings in the Notes to the Consolidated Financial Statements in Part I of this Report. For such computation, see Note 2 "Earnings Per Share."

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