Form 10KSB
period 2004-03-31
CLASSIC BANCSHARES INC
filed 2004-06-29
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                     Common Stock, par value $.01 per share


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer had $19.4 million in gross income for the year ended March 31, 2004.

     As of June 24, 2004, there were issued and outstanding 1,404,839 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last sale price of such stock on the Nasdaq SmallCap Market as of June 24, 2004 was approximately $43.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB - - Proxy Statement For 2004 and Meeting of Stockholders
================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

           Classic Bancshares, Inc. ("Classic" or the "Company"), a Delaware corporation, is a financial holding company, which has as its wholly-owned subsidiary Classic Bank, a Kentucky chartered commercial bank. The Company was organized in 1995 by Classic Bank for the purpose of becoming the savings and loan holding company of Classic Bank in connection with Classic Bank's conversion from mutual to stock form of organization (the "Conversion") on December 28, 1995. The Company became a bank holding company effective September 30, 1996 and a financial holding company effective June 30, 2000. The Company and its subsidiary each operate under the direction of a Board of Directors and officers.

           As a community-oriented financial institution, Classic Bank seeks to serve the financial needs of communities in its market area through ten banking offices in Eastern and Northeastern Kentucky as well as Southeastern Ohio. Its current business strategy involves attracting deposits from the general public and using such deposits, together with other funds, to originate consumer, commercial and other loans in its market areas.

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

           The Company's internet site WWW.CLASSICBANK.COM contains a hyperlink to the Securities and Exchange Commission's ("SEC") website where the Company's periodic reports and all amendments, if any, to these reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

           At March 31, 2004, the Company had total consolidated assets of $341.8 million, deposits of $260.2 million and stockholders' equity of $35.2 million. On such date, the Company's assets consisted of all of the outstanding capital stock of Classic Bank and cash and cash equivalents. The executive office of the Company is located at 344 Seventeenth Street, Ashland, Kentucky 41101 and its telephone number is (606) 326-2800.

FORWARD-LOOKING STATEMENTS

           When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, regulatory policies, interest rates, (including the relationship between long and short term interest rates) real estate values in the Company's market area, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

           The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ACQUISITION

           On June 20, 2003, the Company completed its acquisition of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal are operated as branch offices of Classic Bank. Shareholders of First Federal were able to elect to receive either shares of Classic common stock, $24.00 in cash or a combination of stock and cash subject to the requirement that 50% of First Federal shares were exchanged for cash and 50% were exchanged for Classic common stock. At the completion of the transaction, Classic issued a total of 228,665 shares and paid total cash of $5.6 million. On the date of closing, First Federal had total assets of $72.1 million and total deposits of $56.7 million.

MARKET AREA

           Classic Bank serves its market areas through ten banking offices located in Kentucky and Ohio. The main office and corporate headquarters are located in Ashland, Kentucky. Seven of the banking offices, five in Kentucky and two in Ohio, are located in the Huntington, WV/Ashland, KY/Ironton, OH Metropolitan Statistical Area (MSA). The bank operates three banking offices in Johnson County, KY, serving parts of Martin, Floyd, Magoffin and Lawrence counties. Johnson County, KY is approximately 55 miles south of the Huntington/Ashland/Ironton MSA.

           The economic base in the MSA was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in population loss over the past several years. The diversification of employment base into more retail, medical and service businesses has resulted in a slowing of previously experienced declines in population. Per capita incomes in the counties in which we operate in the MSA all lag the applicable Kentucky or Ohio State averages, with the exception of Boyd County where the Company headquarters is located.

           The economy in the Johnson County market area has historically been based on manufacturing and coal related industries, but now includes retail, medical and government sectors. Per capita income in Johnson County is also below the Kentucky State average.

           The unemployment rate in each of the counties in which we operate banking offices exceeds the state and national unemployment rates.

LENDING ACTIVITIES

           GENERAL. The Company generally makes loans in northeastern Kentucky, eastern Kentucky, and Southeastern Ohio, where its branches are located and, to a lesser degree, in areas adjacent to our market area including western West Virginia. The Company's principal lending activities currently are (i) direct consumer loans, (ii) commercial loans and, to a lesser extent, (iii) other loans. At March 31, 2004, loans receivable net, totaled $257.5 million.

           LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                            March 31,
                             -------------------------------------------------------------------------------------------------------
                                    2004                 2003                 2002                 2001                 2000
                             ------------------- -------------------- -------------------- -------------------- --------------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------------------- -------------------- -------------------- -------------------- --------------------
                                                                     (Dollars in Thousands)
Real Estate Loans
 One- to four-family........ $113,074     43.6%   $ 74,233     39.2%   $ 74,321     45.9%   $ 73,576     52.5%   $ 71,928      55.7%
 Commercial.................   29,867     11.5      24,869     13.2      23,105     14.3      16,877     12.0      15,216      11.8
 Multi-family...............    3,701      1.4       1,042      0.6       1,083      0.7       1,342      1.0       1,486       1.2
 Construction and land
   development..............   11,802      4.5       4,623      2.4       4,823      3.0       3,287      2.3       2,670       2.0
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total real estate loans  158,444     61.0     104,767     55.4     103,332     63.9      95,082     67.8      91,300      70.7
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----

 Consumer loans.............   47,474(1)  18.3      36,272(1)  19.2      24,966     15.4      18,249     13.0      14,076      10.9
 Commercial business loans..   53,698(2)  20.7      47,962     25.4      33,448     20.7      26,727     19.1      23,539      18.3
 Other loans................       30      --            9      --           74      --          119      0.1         148       0.1
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total other loans......  101,202     39.0      84,243     44.6      58,488     36.1      45,095     32.2      37,763      29.3
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total loans............  259,646    100.0%    189,010    100.0%    161,820    100.0%    140,177    100.0%    129,063     100.0%
                             --------    =====    --------    =====    --------    =====    --------    =====    --------     =====


 Loans in process...........      --                   --                   --                   --                   (10)
 Deferred fees and discounts       18                  140                  124                   92                   44
 Allowance for loan losses..   (2,209)              (1,975)              (1,628)              (1,407)              (1,289)
                             --------             --------             --------             --------             --------

 Total loans receivable, net $257,455             $187,175             $160,316             $138,862             $127,808
                             ========             ========             ========             ========             ========

-------------
1. Includes $17.2 million of automobile loans, $4.2 million of home equity loans, and $6.6 million of recreational vehicle loans at March 31, 2004, and $12.9 million of automobile loans, $2.9 million of home equity loans, and $5.4 million of recreational vehicle loans at March 31, 2003.
2. Does not include the unfunded portion of commercial lines of credit totaling $10.1 million.

           The following table shows the composition of the Company's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                            March 31,
                             -------------------------------------------------------------------------------------------------------
                                    2004                 2003                 2002                 2001                 2000
                             ------------------- -------------------- -------------------- -------------------- --------------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------------------- -------------------- -------------------- -------------------- --------------------
                                                                     (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
One-to-four family.......... $ 37,829     14.6% $   36,445     19.3%   $ 43,646     26.9%   $ 44,020     31.4%   $ 44,377      34.4%
Commercial..................    9,227      3.6       9,434      5.0      11,039      6.8       9,030      6.4       8,829       6.8
Multi-family................    1,090      0.4         442      0.2         625      0.4         832      0.6         903       0.7
Construction & land
 development................    3,439      1.3      1, 582      0.8       1,648      1.1       1,959      1.4       1,950       1.5
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total real estate loans   51,585     19.9      47,903     25.3      56,958     35.2      55,841     39.8      56,059      43.4
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
 Consumer...................   40,970     15.8      30,438     16.1      20,967     13.0      16,773     12.0      12,543       9.7
 Commercial business........    9,874      3.8       9,608      5.1       9,916      6.1       9,916      7.1       8,861       6.9
 Other......................       30      --            9      --           74      --          119      0.1         148       0.1
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
    Total fixed-rate loans..  102,459     39.5      87,958     46.5      87,915     54.3      82,649     59.0      77,611      60.1
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......   75,245     29.0      37,788     20.0      30,675     18.9      29,556     21.0      27,551      21.3
  Commercial................   20,640      7.9      15,435      8.2      12,066      7.5       7,846      5.6       6,387       4.9
  Multi-family..............    2,611      1.0         600      0.3         458      0.3         511      0.4         583       0.5
  Construction & land
    development.............    8,363      3.2       3,041      1.6       3,175      2.0       1,328      0.9         720       0.6
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total real estate loans  106,859     41.1      56,864     30.1      46,374     28.7      39,241     27.9      35,241      27.3
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
 Consumer...................    6,504      2.5       5,834      3.1       3,999      2.5       1,476      1.1       1,533       1.2
 Commercial business........   43,824     16.9      38,354     20.3      23,532     14.5      16,811     12.0      14,678      11.4
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total adjustable-rate
       loans................  157,187     60.5     101,052     53.5      73,905     45.7      57,528     41.0      51,452      39.9
                             --------    -----    --------    -----    --------    -----    --------    -----    --------     -----
     Total loans............  259,646    100.0%    189,010    100.0%    161,820    100.0%    140,177    100.0%    129,063     100.0%
                             --------    =====    --------    =====    --------    =====    --------    =====    --------     =====


 Loans in process...........      --                   --                   --                   --                   (10)
 Deferred fees and discounts       18                  140                  124                   92                   44
 Allowance for loan losses..   (2,209)              (1,975)              (1,628)              (1,407)              (1,289)
                             --------             --------             --------             --------             --------
    Total loans receivable,
      net................... $257,455             $187,175             $160,316             $138,862             $127,808
                             ========             ========             ========             ========             ========

     The following schedule illustrates the contractual maturity of the Company's loan portfolio at March 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Real Estate
                             -------------------------------------------------------------------------
                                   One-to-Four           Multi-family and         Construction and
                                     Family                 Commercial            Land Development            Consumer
                             ---------------------------------------------------------------------------------------------------
                                          Weighted                 Weighted                Weighted                 Weighted
                                           Average                  Average                 Average                  Average
                               Amount       Rate        Amount       Rate       Amount       Rate        Amount       Rate
                             ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
             Due
Within one year(1).........   $  2,984      5.4%       $    570      5.5%      $  7,138      5.6%       $  9,073      4.5%
One to five years..........      5,457      6.6           4,388      5.7          3,418      5.1          29,583      6.7
Over five years............    104,633      6.4          28,610      5.9          1,246      5.7           8,818      7.8
                              --------                 --------                --------                 --------
  Totals                      $113,074                 $ 33,568                $ 11,802                 $ 47,474
                              ========                 ========                ========                 ========


                                  Commercial
                                   Business                Other                 Total
                             ------------------------------------------------------------------
                                        Weighted               Weighted              Weighted
                                         Average                Average               Average
                               Amount     Rate        Amount     Rate       Amount     Rate
                             ------------------------------------------------------------------
                                                    (Dollars in Thousands)
             Due

Within one year(1).........   $ 24,391    5.1%        $   6      6.0%      $ 44,162    5.1%
One to five years..........     14,255    5.6            24      5.0         57,125    6.2
Over five years............     15,052    5.4           --       --         158,359    6.3
                              --------                -----                --------
  Totals                      $ 53,698                $  30                $259,646
                              ========                =====                ========

(1) Includes demand loans, loans having no stated maturity and overdraft deposits which are reported as loans.

     The total amount of loans due after March 31, 2005 which have predetermined interest rates is $91.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $124.4 million.

     COMMERCIAL BUSINESS LOANS. The Company emphasizes commercial lending to small and mid-sized businesses in the Company's primary market area. These loans are typically secured by business assets of the borrower such as fixed assets, accounts receivable, inventory and other general assets. A significant portion of the Company's commercial business loans are also partially secured by real estate. Such loans generally have terms from 5 to 10 years. To a much lesser degree, the Company also makes unsecured commercial loans with maturities of less than five years. The Company's commercial loans are generally priced based on the prime rate. The Company's commercial loans are generally personally guaranteed by one or more of the principals of the borrower.

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

     The aggregate amount of the Company's commercial loans without real estate as the primary collateral totaled approximately $53.7 million at March 31, 2004, and represented 64.3% of total commercial loans at that date.

     COMMERCIAL REAL ESTATE LOANS. Management views the Company's commercial real estate lending activities as a part of its overall commercial lending effort. Also, commercial real estate loans are generally made only to businesses occupying all or most of the underlying premises. These loans are structured and underwritten in a manner similar to the Company's commercial business loans. Our commercial real estate loans, are generally subject to the same risks as our commercial business loans. However, unlike our commercial loans, the major source of repayment is the earnings stream from the underlying real estate with a secondary repayment being the normal cash flow of the business.

     Included in commercial real estate loans are a number of loans that are secured by religious facilities as well as loans to landlords that have leased the underlying commercial properties to unaffiliated third parties.

     CONSUMER LOANS. In order to achieve yield and interest rate sensitivity goals for its loan portfolio and as part of its community bank-oriented strategy, the Company continues to emphasize consumer loans. Emphasis is placed on direct automobile, recreational vehicle, home equity and boat financing. To a lesser degree, the Company makes unsecured loans to creditworthy individuals. Consumer loan terms vary according to the type and value of collateral, term of the borrowing and credit worthiness of the borrower. The Company is not involved in any indirect lending relationships.

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

     Consumer loan collections are dependent on the borrower's continuing financial stability, value of the collateral, if any, and personal circumstances which can include financial problems, divorce and bankruptcy, which may limit the amount which can be recovered on such loans. In addition, consumer loans secured by depreciable assets, such as automobiles, recreational vehicles and boats, may not provide an adequate source of repayment in the case of repossession as a result of the greater likelihood of damage, loss or depreciation. In view of the above and the extent of the Company's consumer lending activities, there can be no assurances that delinquencies in the consumer loan portfolio will not increase in the future.

     During fiscal 2004, consumer loans increased by $11.2 million. At March 31, 2004, consumer loans totaled $47.5 million, or 18.3% of the Company's total loan portfolio.

     ONE-TO-FOUR-FAMILY REAL ESTATE LOANS. A portion of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four-family residences in its primary market area. The Company has, and continues to reduce its emphasis on one-to-four-family lending and retains primarily only its adjustable rate originations for its own portfolio. At March 31, 2004 29.0% of the Company's one-to-four family residential real estate loans carried adjustable interest rates. In order to satisfy customer requirements for fixed rate products that the Company does not wish to hold for its own portfolio, the Company may utilize an arrangement with another lending institution whereby the Company takes applications and receives an origination fee on any loan actually funded.

     The aggregate amount of the Company's one-to-four family residential real estate loans totaled $113.1 million at March 31, 2004, and represented 43.6% of total loans at such date. The increase in these loans in 2004 was due to the First Federal acquisition.

     CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Company makes loans for the construction of owner-occupied single-family residences and owner-occupied commercial buildings. On a selected basis the Company also makes loans for single-family land development properties and single-family construction loans to established developers for resale. These types of loans are made under stringent underwriting guidelines that limit the number of units under construction. The loans combined represent 4.5% of total loans outstanding at March 31, 2004.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     Loans are originated by the Company's staff of salaried loan officers through marketing activities and referrals. Monetary incentives are awarded to lending personnel based on pre-determined production levels, offset by penalties for delinquency levels in excess of specified percentages. The Company's ability to originate loans is dependent upon customer demand for loans in its market area and to a lesser extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. See "Market Area."

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

DELINQUENCIES AND NON-PERFORMING ASSETS

     DELINQUENCY PROCEDURES. When a borrower fails to make the required payments on a loan, the Company attempts to cure the delinquency through established collection procedures. If a loan becomes contractually delinquent 90 days, the Company normally initiates appropriate legal action for collection. The decision as to whether and when to initiate legal action is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, current value of collateral (if secured), the extent and frequency of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. By policy, when a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status unless the loan is both well secured and in the process of collection, or is guaranteed by an agency of the U.S. Government, such as the Small Business Administration. When placed on non-accrual status, the previously accrued interest income on the loan is taken out of the current income. Future interest income may be applied directly to the principal balance of the loan. Loans placed on non- accrual are not placed back on an accruing basis until a satisfactory payment history has been established.

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

     The following table sets forth loan delinquencies by type, by amount and by percentage of type at March 31, 2004.

                                                  Loans Delinquent For:
                          -------------------------------------------------------------------
                                    60 -89 Days                      90 Days and Over                Total Delinquent Loans
                          --------------------------------   -------------------------------- ------------------------------------
                                                   Percent                            Percent                              Percent
                                                   of Loan                            of Loan                              of Loan
                           Number     Amount      Category    Number      Amount     Category   Number      Amount        Category
                          -------- ------------ ----------   -------------------------------- ----------- -----------     --------
                                                                  (Dollars in Thousands)
Real Estate:
   One- to four-family....    2        $286          .3%        21             $773     .7%       23           $1,059       1.0%
   Consumer...............   27         204          .4         11              112     .2        38              316         .6
   Commercial Business....    4         142          .3          4               85     .2         8              227         .5
                             --        ----                     --           ------               --         --------
                             33        $632          .2         36             $970     .4        69           $1,602        2.1
                             ==        ====                     ==             ====               ==           ======

           CLASSIFICATION OF ASSETS. Federal regulations require that each bank classify its own assets on a regular basis. There are four classifications for problem assets: Special Mention, Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets which do not currently expose an institution to sufficient risk to warrant classification of the aforementioned categories, but possess weaknesses are required to be designated "Other Assets Especially Mentioned" by the institution.

           On the basis of management's review of its assets, at March 31, 2004, the Company had the following classified assets:



                                                       At
                                                 March 31, 2004
                                                 (In Thousands)

        Substandard............................      $ 3,643
        Doubtful...............................          441
        Loss...................................          --
        Special Mention........................        7,201
                                                     -------
             Total.............................      $11,285
                                                     =======

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

                                                                                   March 31,
                                                      ------------------------------------------------------------------
                                                       2004           2003           2002           2001           2000
                                                      ------         ------         ------         ------         ------
                                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ........................        $  481         $  198         $  282         $  423         $  296
  Multi-family ...............................          --             --             --               15           --
  Commercial real estate .....................          --             --               50            207            134
  Commercial business ........................            26            402             80           --              190
  Land .......................................          --             --             --               17           --
                                                      ------         ------         ------         ------         ------
     Total ...................................           507            600            412            662            620
                                                      ------         ------         ------         ------         ------

Accruing loans delinquent 90 days or more:
  One- to four-family ........................           773            487            157             75            143
  Commercial real estate .....................          --             --             --               43           --
  Consumer ...................................           112             69             22              6             10
  Commercial Business ........................            85            113             65           --             --
                                                      ------         ------         ------         ------         ------
     Total ...................................           970            669            244            124            153
                                                      ------         ------         ------         ------         ------
Total non-performing loans ...................         1,477          1,269            656            786            773
                                                      ------         ------         ------         ------         ------

Foreclosed assets:
  One- to four-family ........................           782           --               46             17             62
  Commercial real estate .....................          --             --               32            194            194
  Consumer ...................................            74           --                4             17             40
                                                      ------         ------         ------         ------         ------
     Total ...................................           856           --               82            228            296
                                                      ------         ------         ------         ------         ------

Total non-performing assets ..................        $2,333         $1,269         $  738         $1,014         $1,069
                                                      ======         ======         ======         ======         ======
Total as a percentage of total assets ........            .7%            .5%           0.3%           0.5%           0.6%
                                                      ======         ======         ======         ======         ======

           Non-performing assets increased during 2004 due to delinquent one-to-four family loans and real estate owned acquired in connection with the First Federal acquisition. Management believes that these assets will be resolved without a material impact on the Company's results of operations.

           For the year ended March 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $47,000. The amount that was included in interest income on such loans was $4,000 for the year ended March 31, 2004.

           OTHER ASSETS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of March 31, 2004, there were no loans or other assets with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

           Management considers non-performing assets in establishing its allowances for loan losses.

           ALLOWANCE FOR LOAN LOSSES. The following table sets forth an analysis of the allowances for loan losses.

                                                                                   Year Ended March 31,
                                                            ------------------------------------------------------------------
                                                             2004           2003           2002           2001           2000
                                                            ------         ------         ------         ------         ------
                                                                                  (Dollars in Thousands)
Balance at beginning of period ...........................  $1,975         $1,628         $1,407         $1,289         $  861
Acquisition of Citizens Bank .............................    --             --             --             --              506
Acquisition of First Federal .............................     885           --             --             --             --
                                                            ------         ------         ------         ------         ------
Charge-offs:
  One- to four-family ....................................     311             60             33              8            139
  Commercial real estate .................................    --             --             --             --                4
  Commercial business ....................................     248             17             69            108            155
  Consumer ...............................................     393             32             80             74             71
  Multi-Family ...........................................       2           --             --             --                2
  Construction ...........................................       3           --             --             --             --
  Credit Card ............................................      83           --             --             --             --
                                                            ------         ------         ------         ------         ------
      Total charge-offs ..................................   1,040            109            182            190            371
                                                            ------         ------         ------         ------         ------

Recoveries:
  One- to four-family ....................................      24              1              5              5              8
  Commercial business ....................................     106           --             --                2             27
  Consumer ...............................................      36             23             35             40             34
  Multi-Family ...........................................    --                4           --             --                1
                                                            ------         ------         ------         ------         ------
      Total recoveries ...................................     166             28             40             47             70
                                                            ------         ------         ------         ------         ------
Net charge-offs ..........................................     874             81            142            143            301
                                                            ------         ------         ------         ------         ------
Additions charged to operations ..........................     223            428            363            261            223
                                                            ------         ------         ------         ------         ------
Balance at end of period .................................  $2,209         $1,975         $1,628         $1,407         $1,289
                                                            ======         ======         ======         ======         ======

Ratio of net charge-offs during the period to average
loans outstanding during the period ......................      .7%           0.1%           0.1%           0.1%           0.2%
                                                            ======         ======         ======         ======         ======

Ratio of net charge-offs during the period to average
non-performing assets ....................................    33.5%           8.6%          13.9%          12.4%          30.0%
                                                            ======         ======         ======         ======         ======

           The allowances for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of probable incurred losses in the portfolio. Such evaluation, which includes a formal review of all loans of which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance to outstanding loans, historical loss experience, delinquency trends, prevailing economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and level of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered.

           While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if actual circumstances differ substantially from the assumptions used in making the final allowance for loan loss estimates.

           The distribution of the allowance for loan losses at the dates indicated is summarized as follows:

                                                                        March 31,
                              -------------------------------------------------------------------------------------------
                                           2004                           2003                           2002
                              -------------------------------------------------------------------------------------------
                                                   Percent                        Percent                        Percent
                                                   of Loans                       of Loans                       of Loans
                                           Loan    in Each                Loan    in Each                Loan    in Each
                              Amount of   Amounts  Category  Amount of   Amounts  Category  Amount of   Amounts  Category
                              Loan Loss     by     to Total  Loan Loss     by     to Total  Loan Loss     by     to Total
                              Allowance  Category   Loans    Allowance  Category   Loans    Allowance  Category   Loans
                              --------   --------   -----    --------   --------   -----    --------   --------   -----
                                                                 (Dollars in Thousands)
One- to four-family .......   $    666   $113,074    43.6%   $    325   $ 74,233    39.2%   $    207   $ 74,32     45.9%
Multi-family ..............       --        3,701     1.4        --        1,042      .6          17      1,083     0.7
Commercial real estate ....        221     29,867    11.5          35     24,869    13.2          41     23,105    14.3
Const. and land dev .......         10     11,802     4.5        --        4,623     2.4        --        4,823     3.0
Consumer ..................        326     47,474    18.3          30     36,272    19.2          29     24,966    15.4
Commercial business .......        504     53,698    20.7          84     47,962    25.4          34     33,448    20.7
Commercial agriculture ....       --           30    --          --            9    --          --           74    --
Unallocated ...............        482       --      --         1,501       --      --         1,300       --      --
                              --------   --------   -----    --------   --------   -----    --------   --------   -----
     Total ................   $  2,209   $259,646   100.0%   $  1,975   $189,010   100.0%   $  1,628   $161,820   100.0%
                              ========   ========   =====    ========   ========   =====    ========   ========   =====


                                                         March 31,
                              ------------------------------------------------------------
                                           2001                           2000
                              ------------------------------------------------------------
                                                   Percent                        Percent
                                                   of Loans                       of Loans
                                           Loan    in Each                Loan    in Each
                              Amount of   Amounts  Category  Amount of   Amounts  Category
                              Loan Loss     by     to Total  Loan Loss     by     to Total
                              Allowance  Category   Loans    Allowance  Category   Loans
                              --------   --------   -----    --------   --------   -----
                                                  (Dollars in Thousands)
One- to four-family .......   $    197   $ 73,576      52.5% $    185   $ 71,928      55.7%
Multi-family ..............       --        1,342       1.0      --        1,486       1.2
Commercial real estate ....        172     16,877      12.0        99     15,216      11.8
Const. and land dev .......         49      3,287       2.3      --        2,670       2.0
Consumer ..................         91     18,249      13.0        97     14,076      10.9
Commercial business .......        150     26,727      19.1       431     23,539      18.3
Commercial agriculture ....       --          119       0.1      --          148       0.1
Unallocated ...............        748       --      --           477       --      --
                              --------   --------   -----    --------   --------   -----
     Total ................   $  1,407   $140,177     100.0% $  1,289   $129,063     100.0%
                              ========   ========   =====    ========   ========   =====

           The unallocated portion of the allowance decreased from March 31, 2003 to March 31, 2004 as a result of the acquisition of First Federal and management's effort to more closely align the allocated portion of the allowance to anticipated risk exposure. Upon completion of the acquisition, further review of the acquired loans resulted in a higher allocation, thereby reducing the unallocated portion of the allowance.

INVESTMENTS. Investment securities primarily satisfy the Company's liquidity needs and provide a return on residual funds after lending activities, as well as collateral for public funds deposited with the Company. Pursuant to the Company's written investment policy, investments may be made in interest-bearing deposits, U.S. Government and agency obligations, trust preferred securities, state and local government obligations and government guaranteed mortgage-backed securities. The Company does not invest in debt securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest rate risk.

           All security-related activity is reported to the Board of Directors. General changes in investment strategy must be reviewed and approved by the Investment Committee and ratified by the Board of Directors. The Company's senior management can purchase and sell securities on behalf of the Company in accordance with the Company's stated investment policy.

           At March 31, 2004, all of the Company's securities were classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of retained earnings. At March 31, 2004, the Company did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government securities and federal agency obligations.

           The following table sets forth the composition of the Company's securities at the dates indicated. All investment securities held by the Company were classified as available for sale.

                                                                          March 31,
                                              ----------------------------------------------------------------
                                                      2004                   2003                   2002
                                              ----------------------------------------------------------------
                                              Carrying     % of      Carrying     % of      Carrying     % of
                                                Value      Total       Value      Total       Value      Total
                                               -------     -----      -------     -----      -------     -----
                                                                    (Dollars in Thousands)
Securities:
 Federal agency obligations ..............     $ 1,312       2.6%     $   564       1.5%     $ 2,488       7.1%
 State and municipal bonds ...............      18,956      37.2       19,908      52.6       17,042      48.9
 Mortgage-backed .........................      22,497      44.2        9,596      25.4        9,063      26.0
 Corporate ...............................       8,151      16.0        7,775      20.5        6,273      18.0
                                               -------     -----      -------     -----      -------     -----
     Total debt securities ...............     $50,916     100.0%     $37,843     100.0%     $34,866     100.0%
                                               =======     =====      =======     =====      =======     =====


Other interest-earning assets:
  Interest-bearing deposits with banks ...     $   408      12.1%     $   382     16.2% $        448      23.2%
  Federal Funds Sold .....................          58       1.7           24       1.0         --        --
  FHLB stock .............................       2,894      86.2        1,949      82.8        1,480      76.8
                                               -------     -----      -------     -----      -------     -----
     Total ...............................     $ 3,360     100.0%     $ 2,355     100.0%     $ 1,928     100.0%
                                               =======     =====      =======     =====      =======     =====

           The composition and maturities of the securities portfolio are indicated in the following table. Mortgage-backed securities are reported based on contractual maturities.

                                                                 March 31, 2004
                                   -------------------------------------------------------------------------
                                   Less Than     1 to 5       5 to 10       Over         Total Securities
                                    1 Year        Years        Years      10 Years     ---------------------
                                   Carrying     Carrying     Carrying     Carrying     Carrying      Market
                                     Value        Value        Value        Value        Value        Value
                                    -------      -------      -------      -------      -------      -------
                                                             (Dollars in Thousands)
Federal agency obligations ....     $  --        $   858      $   454      $  --        $ 1,312      $ 1,312
State and municipal bonds .....       1,005        1,993        4,177       11,781       18,956       18,956
Mortgage-backed ...............        --            522           17       21,958       22,497       22,497
Corporate .....................        --           --           --          8,151        8,151        8,151
                                    -------      -------      -------      -------      -------      -------
Total debt  securities ........     $ 1,005      $ 3,373      $ 4,648      $41,890      $50,916      $50,916
                                    =======      =======      =======      =======      =======      =======

Weighted average yield(1) .....         7.2%         5.9%         5.9%         5.7%         5.8%         5.8%

(1) Yields have been computed on a tax-equivalent basis.

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

           The Company serves as a depository for public funds for various municipalities and related entities. At March 31, 2004, the amount of public funds on deposit with the Company was $37.2 million. These accounts are subject to volatility depending on government funding needs and the Company's desire to price competitively to attract such funds.

           The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives.

           The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered as of the dates indicated.

                                                                       As of March 31,
                                              ------------------------------------------------------------------
                                                     2004                    2003                    2002
                                              ------------------------------------------------------------------
                                                          Percent                Percent                 Percent
                                               Amount     of Total     Amount    of Total      Amount    of Total
                                              --------     -----      --------     -----      --------     -----
                                                                    (Dollars in Thousands)
Demand, Savings and Money Market:

Non-interest bearing demand deposits ....     $ 29,165      11.2%     $ 23,159      12.2%     $ 20,404      12.8%
Interest bearing demand deposits ........       61,400      23.6        31,982      16.8        25,075      15.9
Savings Accounts ........................       29,340      11.3        14,803       7.8        13,893       8.7
Money Market Accounts ...................       19,032       7.3        18,977      10.0        18,466      11.6
                                              --------     -----      --------     -----      --------     -----
     Total Non-Certificates .............      138,937      53.4        88,921      46.8        77,838      49.0
                                              --------     -----      --------     -----      --------     -----

Certificates:

0.00 - 4.00% ............................      105,278      40.5        89,878      47.1        54,196      34.1
4.01 - 6.00% ............................       15,157       5.8        10,483       5.6        22,411      14.1
6.01 - 8.00% ............................          869        .3           874       0.5         4,429       2.8
                                              --------     -----      --------     -----      --------     -----
Total Certificates ......................      121,304      46.6       101,235      53.2        81,036      51.0
                                              --------     -----      --------     -----      --------     -----
     Total Deposits .....................     $260,241     100.0%     $190,156     100.0%     $158,874     100.0%
                                              ========     =====      ========     =====      ========     =====

           The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 2004.

                                   1.00-        4.01-        6.01-                  Percent
                                   4.00%        6.00%        8.00%       Total      of Total
                                 --------     --------     --------     --------     -----
                                                    (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
June 30, 2004 ..............     $ 23,162     $  1,775     $    161     $ 25,098      20.8%
September 30, 2004 .........       20,072        1,111            8       21,191      17.5
December 31, 2004 ..........       13,725        1,298           60       15,083      12.4
March 31, 2005 .............       19,722        1,717          304       21,743      17.9
June 30, 2005 ..............        5,483        1,371          103        6,957       5.7
September 30, 2005 .........        5,839        2,285           40        8,164       6.7
December 31, 2005 ..........        3,367          395          163        3,925       3.2
March 31, 2006 .............        5,160         --             30        5,190       4.3
June 30, 2006 ..............          986          104         --          1,090       0.9
September 30, 2006 .........          684          600         --          1,284       1.1
December 31, 2006 ..........          679          223         --            902       0.7
March 31, 2007 .............          841          605         --          1,446       1.2
Thereafter .................        5,558        3,673         --          9,231       7.6%
                                 --------     --------     --------     --------     -----

   Total ...................     $105,278     $ 15,157     $    869     $121,304     100.0%
                                 ========     ========     ========     ========     =====

   Percent of total.........         86.8%        12.5%          .7%       100.0%

           The following table indicates the amount of the certificates of deposit and other deposits by time remaining until maturity as of March 31, 2004.

                                                                        Maturity
                                                     -----------------------------------------------
                                                                    Over         Over
                                                     3 Month       3 to 6      6 to 12        Over
                                                     or Less       Months       Months     12 months      Total
                                                     --------     --------     --------     --------     --------
                                                                        (Dollars in Thousands)
Certificates of deposit less than $100,000 .....     $ 17,805     $ 15,292     $ 27,515     $ 26,434     $ 87,046
Certificates of deposit of $100,000 or more ....        7,293        5,899        9,311       11,755       34,258
                                                     --------     --------     --------     --------     --------
Total certificates of deposit ..................     $ 25,098     $ 21,191     $ 36,826     $ 38,189     $121,304
                                                     ========     ========     ========     ========     ========

           BORROWINGS. Other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, Classic Bank is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Company also borrowed funds by selling securities to customers with an agreement to repurchase them within a specified period of time (generally 30 days or less).

           FHLB and other borrowings have been used to fund loan demand and other investment opportunities, to offset deposit outflows and achieve the Company's asset/liability management objectives. The Company also has utilized borrowings when their cost is more favorable than that of deposits. At March 31, 2004, the Company had $34.2 million of FHLB advances outstanding. See Note 8 of the Notes to the Consolidated Financial Statements.

           The following table sets forth the maximum month-end balance and average balance of the Company's borrowings for the periods indicated.

                                                 Year Ended March 31,
                                        ------------------------------------
                                          2004          2003          2002
                                        ------------------------------------
                                              (Dollars in Thousands)
Maximum Balance:
  Repurchase agreements ...........     $ 11,252      $  6,020      $  5,873
  Treasury tax and loan note ......          554           501           467
  FHLB advances ...................       43,002        36,570        27,401

Average Balance:
  Repurchase agreements ...........        8,608         5,206         4,553
  Treasury tax and loan note ......          327           322           317
  FHLB advances ...................       31,592        29,781        19,753

Weighted average interest rate ....          3.1%          3.0%          3.4%

The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                                               March 31,
                                                                 ------------------------------------
                                                                   2004          2003          2002
                                                                 --------      --------      --------
                                                                        (Dollars in Thousands)
Repurchase agreements ......................................     $  9,168      $  4,382      $  5,396
Other Borrowings
  Treasury tax and loan note ...............................           12             6           446
  FHLB advances ............................................       34,218        28,126        27,401
                                                                 --------      --------      --------
Total Borrowings ...........................................     $ 43,398      $ 32,514      $ 33,243
                                                                 ========      ========      ========

Weighted average interest rate of repurchase agreements ....          1.0%          1.1%          1.7%

Weighted average interest rate of
other borrowings ...........................................          3.5%          3.4%          3.5%

TRUST SERVICES

           The Company has trust powers with its state charter but has chosen to limit its scope to a small group of customers. Limited services provided include managing and investing trust assets, disbursing funds as required by trust agreements and arranging for maintenance at two local cemeteries. For fiscal year 2004, gross trust fees were less than $1,000.

COMPETITION

           The Company faces strong competition from large regional and national banks, as well as local institutions in originating loans and attracting deposits. Competition in originating loans comes primarily from commercial banks (national, regional and local), savings institutions, credit unions and mortgage bankers, which also make loans to borrowers located in the Company's primary market area. At March 31, 2004, there were 21 commercial banks and savings institutions and seven credit unions located in Boyd, Greenup, Carter and Johnson Counties, Kentucky and Lawrence County, Ohio. The Company competes for loans principally on the basis of interest rates and fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

           Competition for deposits comes principally from commercial banks, savings institutions, credit unions, mutual funds and securities firms located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide competitive deposit products that satisfies the requirements of consumers and businesses within its market area. Other requirements include convenient locations, convenient business hours and customer-oriented staff. With regard to interest bearing deposits, the Company's ability to attract and retain these deposits are dependent upon the rate of return, liquidity, risk and investment products.

           At June 30, 2003, the Company's share of deposits in the market area in which it operates was approximately 10.6%, representing the number one market share of banks and savings institutions operating within the same market areas.

           The Company operates seven offices (including its headquarters) in the Huntington/Ashland (WV-KY-OH) Metropolitan Statistical Area (MSA). At June 30, 2003, the Company operated in four of the six counties located in the MSA, three counties in Kentucky and one county in Ohio. The Company has no offices in the two West Virginia counties of the MSA that represent the MSA's largest population base. At June 30, 2003, the Company's market share in the Huntington/Ashland MSA was 4.4% and ranked the Company seventh in the MSA deposit market share. The above information is based upon the most recent information available from the Federal Deposit Insurance Corporation and is accessed via the Internet at WWW.FDIC.GOV under Summary of Deposits.

EMPLOYEES

           At March 31, 2004, the Company and its subsidiary had a total of 105 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

STATE AND FEDERAL REGULATION OF CLASSIC BANK

           As a Kentucky chartered bank, Classic Bank is subject to the regulation and supervision of the Kentucky Department of Financial Institutions ("DFI"). The FDIC also has regulatory and examination authority over Classic Bank as its federal regulator. As part of this authority, Classic Bank is required to file periodic reports with the DFI and the FDIC, and is subject to periodic examinations by the DFI and the FDIC. When these examinations are conducted by the DFI and the FDIC, the examiners may require Classic Bank to provide for higher general or specific loan loss reserves.

           The DFI and the FDIC also have extensive enforcement authority over their regulated institutions, including Classic Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound banking practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC. Except under certain circumstances, public disclosure of final enforcement actions by the FDIC is required.

           In addition, the investment, lending and branching authority of Classic Bank is prescribed by state and federal laws and it is prohibited from engaging in any activities not permitted by such laws. Under federal law, a state bank may not make any equity investment not permitted for a national bank and may only engage in activities not permitted for a national bank if it receives prior FDIC approval. Classic Bank is in compliance with the noted restrictions. Within the Commonwealth of Kentucky, Classic Bank has the express authority to branch without regard to geographic limitations. See "-- Interstate Banking and Branching" for restrictions applicable to interstate branching by Classic Bank.

           Classic Bank's general permissible lending limits for loans-to-one-borrower is equal to 20% of capital stock and surplus (except for loans fully secured by certain collateral, in which case the limit is increased to 30% of capital stock and surplus). At March 31, 2004, Classic Bank's lending limit was $4.1 million and Classic Bank was in compliance with the loans-to-one-borrower limitation.

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

           The leverage ratio adopted by the FDIC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for state banks rated composite 1 under the CAMELS rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4%. For purposes of the FDIC's leverage requirement, Tier 1 capital generally consists of the common stockholder's equity and retained income and non- cumulative preferred stock, except that no intangibles, other than certain purchased mortgage servicing rights, and purchased credit card receivables may be included in capital.

           At March 31, 2004, Classic Bank had Tier 1 capital equal to $23.4 million, or 7.0% of adjusted total assets, which is $10.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

           FDIC regulated banks are also required to maintain a Tier 1 risk based capital ratio of at least 4%. This requirement is the ratio of Tier 1 capital to risk-weighted assets. At March 31, 2004, Classic Bank had Tier 1 capital of $23.4 million or 10.0% of risk weighted assets, which was $14.1 million above the minimum Tier 1 risk based capital ratio of 4% on that date.

           The FDIC's risk-based capital requirements require state banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The FDIC is also authorized to require a bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 2004, Classic Bank had no capital instruments that qualify as supplementary capital and $2.2 million in allowance for loan losses, which was less than 1.25% of risk-weighted assets. At March 31, 2004, Classic Bank was in compliance with its capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", for additional information regarding Classic Bank's compliance with its capital requirements.

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

           On March 31, 2004, Classic Bank had total capital of $25.6 million (including $23.4 million in core capital and $2.2 million in qualifying supplementary capital) and risk-weighted assets of $233.2 million or total capital of 11.0% of risk-weighted assets. This amount was $6.9 million above the 8% requirement in effect on that date.

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

           As discussed in the previous section, the Bank is considered well-capitalized.

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

           In Classic Bank's last CRA compliance examination by the FDIC, it received a satisfactory rating.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

           Generally, transactions between a bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank's capital and certain collateral requirements. Affiliates of Classic Bank include the Company and any other company which is under common control with Classic Bank. The Federal Reserve Board has the discretion to treat a subsidiary of a bank as an affiliate on a case-by-case basis.

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

HOLDING COMPANY REGULATION

           GENERAL. The Company is a bank holding company that elected to be treated as a financial holding company with the Federal Reserve Board. Financial holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act, and the regulations of the Federal Reserve Board. As a financial holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest its ownership interest in subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound banking practices.

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

           INTERSTATE BANKING AND BRANCHING. Under Federal law, the Federal Reserve Board is authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. This provision does not affect the authority of states to further limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of- state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit. The Commonwealth of Kentucky currently provides for deposit concentration limits and reciprocal requirements.

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

           DIVIDENDS. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "- - Prompt Corrective Action."

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

           CAPITAL REQUIREMENTS. The Federal Reserve Board has established capital requirements for certain bank and financial holding companies that generally parallel the capital requirements for FDIC insured banks. On March 31, 2004, the Company had Tier 1 capital of $25.1 million or 7.5% of average total assets, which was $11.8 million above the 4% minimum requirement on that date. In addition, on that date the Company had a Tier 1 risk based capital ratio of 10.7%, which was $15.7 million above the 4% requirement, total capital of $27.3 million (including $25.1 million in core capital and $2.2 million in qualifying supplemental capital) and risk-weighted assets of $235.6 million or total capital of 11.6% of risk weighted assets. This amount was $8.6 million above the 8.0% requirement in effect on that date.

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

           The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2004, Classic Bank was in compliance with these reserve requirements.

FEDERAL HOME LOAN BANK SYSTEM

           Classic Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of banks and savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long- term advances are required to provide funds for residential home financing.

           As a member, Classic Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 2004, Classic Bank had $2.9 million in FHLB stock, which was in compliance with this requirement. In past years, Classic Bank has received substantial dividends on their FHLB stock. Over the past five fiscal years, such dividends paid to Classic Bank have averaged 5.4% and were 4.0% for fiscal 2004.

           Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Classic Bank's FHLB stock may result in a corresponding reduction in Classic Bank's capital.

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

           The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiary and predeccessors of, or entities merged into the Company) would not result in a deficiency which could have a material adverse effect on the financial condition or results of operations of the Company and its consolidated subsidiaries.

           KENTUCKY TAXATION. Classic Bank is subject to a state franchise tax equal to 1.1% of Classic Bank's average five year equity capital adjusted to eliminate the effect of certain U.S. Government obligations held by Classic Bank. The Company is subject to Kentucky income tax at a rate of 4% - 8.25% and a Kentucky corporate licensing fee equal to .0021 times capital employed.

           OHIO TAXATION. Classic Bank is Subject to a state franchise tax equal to 1.3% of Classic Bank's net value of stock apportioned to Ohio.

           DELAWARE TAXATION. As a holding company incorporated under the laws of the State of Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

           The Company conducts business at its main office located in Ashland, Kentucky. The following table sets forth information relating to each of our properties as of March 31, 2004.

                                                          Total     Book Value
                                             Owned     Approximate      at
                                  Year         or        Square      March 31,
        Location                Acquired     Leased      Footage       2004
        --------                --------     ------      -------     --------
                                                                   (Dollars in
                                                                    Thousands)
MAIN OFFICE:

1737 Carter Avenue                1994        Owned        1,200     $     73
Ashland, Kentucky

344 Seventeenth Street            1963        Owned        6,000          497
Ashland, Kentucky

340 Seventeenth Street             N/A       Leased        9,400          N/A
Ashland, Kentucky

BRANCH OFFICES:

1500 Diederich Blvd               1998        Owned        2,000          479
Russell, Kentucky

10700 U.S. 60                     1998        Owned        2,000          489
Ashland, Kentucky

575 N. Carol Malone Blvd          1999        Owned        7,000          465
Grayson, Kentucky

603 South Mayo Trail              1971        Owned        2,200           21
Paintsville, Kentucky

440 North Mayo Trail              2001        Owned        2,000          490
Paintsville, Kentucky

1414 Ashland Road                 2002        Owned        2,000          544
Greenup, KY

415 Center Street                 2003        Owned        8,756          813
Ironton, OH

420 Park Avenue                   2003        Owned        1,944          200
Ironton, OH

201 State Street                  2003        Owned        1,995          492
Proctorville, OH

LAND:

Park Avenue & 5th Street
Ironton, OH                       2004        Owned       17,424          210

           In the opinion of Management, the above properties are adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's common stock is traded over the counter and is listed on the NASDAQ Small- Cap Market under the symbol "CLAS." At June 24, 2004, there were 1,404,839 shares of the Company's common stock outstanding and approximately 203 holders of record. The Company's common stock began trading on December 28, 1995. The price ranges of the Company's common stock and the dividends paid for each quarter in fiscal 2003 and fiscal 2004 were as follows:


            FISCAL 2003                HIGH             LOW           DIVIDENDS
----------------------------- --------------------------------------------------
First Quarter................         $19.727         $16.005           $.0727

Second Quarter...............         $25.363         $19.091           $.0727

Third Quarter................         $23.283         $20.055           $.0727

Fourth Quarter...............         $27.273         $23.363           $.0727


            FISCAL 2004                HIGH             LOW           DIVIDENDS
----------------------------- --------------------------------------------------

First Quarter................         $28.645         $24.773           $.0727

Second Quarter...............         $31.591         $27.045           $.0727

Third Quarter................         $36.380         $30.564            $.08

Fourth Quarter...............         $41.480         $33.050            $.08

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. The closing price of the Company's common stock on March 31, 2004 was $39.95.

           The Company declared and paid cash dividends totaling $.32 per share during fiscal 2004. The Company paid a 10% stock dividend on November 17, 2003. The payment of the dividend was in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of this stock dividend. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Classic Bank, which is subject to regulations and continued compliance with all regulatory capital requirements. See Note 15 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiary's ability to pay dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                   March 31,
                                                             ----------------------------------------------------
                                                             2004        2003        2002        2001        2000
                                                             ----        ----        ----        ----        ----
                                                                                (In Thousands)
Selected Financial Ratios:
--------------------------
Return on assets (ratio of net income to average
  total assets) ......................................        1.2%        1.3%        1.1%         .6%         .6%
Return on equity (ratio of net income to average
  equity) ............................................       11.4        12.2        10.3         5.3         5.5
Dividend payout ratio (dividends paid divided by
  net income per basic share) ........................       12.0        11.5        14.0        30.0        30.9
Equity to assets ratio (average equity divided by
  average total assets) ..............................       10.1        10.3        10.6        10.8        11.4

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

       On June 30, 2003, the Company completed its acquisition of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal are operated as branch offices of Classic Bank.

       Classic Bank serves its market areas through ten banking offices located in Kentucky and Ohio. The main office and corporate headquarters are located in Ashland, Kentucky. Seven of the banking offices, five in Kentucky and two in Ohio, are located in the Huntington, WV/Ashland, KY/Ironton, OH Metropolitan Statistical Area (MSA). The bank operates three banking offices in Johnson County, KY, serving parts of Martin, Floyd, Magoffin and Lawrence counties. Johnson County, KY is approximately 55 miles south of the Huntington/Ashland/Ironton MSA.

       The economic base in the MSA was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in population loss over the past several years. The diversification of employment base into more retail, medical and service businesses has resulted in a slowing of previously experienced declines in population. Per capita incomes in the counties in which we operate in the MSA all lag the applicable Kentucky and Ohio State averages, with the exception of Boyd County, Kentucky where the Company headquarters is located.

       The economy in the Johnson County market area has historically been based on manufacturing and coal related industries, but now includes retail, medical and government sectors. Per capita income in Johnson County is also below the Kentucky State average.

       The unemployment rate in each of the counties in which we operate banking offices exceeds the state and national unemployment rates.

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

FORWARD-LOOKING STATEMENTS

       When used in this report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, changes in economic conditions in the Company's market area, changes in real estate values in the Company's market area, regulatory policies, interest rates (including the relationship between long and short term interest rates), demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

       The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS STRATEGY

       The Board's primary vision is the enhancement of shareholder value and sustained earnings growth through maximation of the net interest margin while utilizing a low cost operating structure. The Company has strategically positioned itself to be a high performing, independent, community-focused financial services organization. This strategic direction will continue as long as the Board believes, following regular strategic reviews, it is in the best interest of the shareholders. The Company will continue a focus on internal growth while exploring acquisition opportunities that are accretive to earnings and/or create greater franchise and shareholder value.

       The Company's focus is on maximizing, to the extent feasible, net interest income from a balance sheet utilizing variable rate or short and medium-term fixed rate assets, funded by the most cost effective funding sources available. While market share increases remain a strategic goal, management believes that profitability is paramount to asset growth. As a result of this philosophy management remains focused on the pricing of assets that maximize net interest income rather than on market share growth. The implementation of this strategy may require the Company's utilization of borrowings to fund asset growth, rather than deposits, when the cost of borrowings is more attractive than the cost of acquiring local deposits

       Two basic premises must be employed for the successful execution of the Company's business strategy. First, non-interest expense must remain at levels lower than our peers and secondly, sound asset/liability modeling must be utilized to assure sustainable earnings in varying economic conditions.

       Management continues to use an incentive based compensation program that rewards employees for attaining production and customer service levels and believes this strategy facilitates profitable growth while containing salary expense levels.

       Strategically, the continued enhancements to our technology infrastructure will allow the Company to remain competitive with our regional and national competitors while giving the Company a competitive advantage over smaller franchises. The implementation of a real time account transaction platform, coupled with free internet bill pay, free checking and online viewing of check and deposit images, places the Company in an equal footing with our national and regional competitors.

       While acquisitions remain a consideration for the continued growth of the Company, internal growth may present the greatest opportunity for expansion of our franchise in the most profitable manner. Management considers branch expansion within our market areas as representing the most cost effective method of internal growth, as well as considering in-market acquisitions as they become available.

FINANCIAL CONDITION

       MARCH 31, 2004 COMPARED TO MARCH 31, 2003. Total assets increased approximately $91.9 million, or 36.8%, from $249.9 at March 31, 2003 to $341.8 million at March 31, 2004. The increase was due primarily to an increase in loans of $70.3 million, an increase in securities of $13.1 million, an increase in goodwill and other intangibles of $3.2 million, an increase in premises and equipment of approximately $2.0 million, an increase in cash and cash equivalents of approximately $1.1 million, an increase in FHLB stock of $945,000, an increase in foreclosed assets of $856,000 and in increase in other assets of approximately $400,000.

     Net loans receivable increased $70.3 million, or 37.6%, from $187.2 million at March 31, 2003 to $257.5 million at March 31, 2004. The increase was due primarily to net loans acquired from First Federal of approximately $49.5 million and a premium of approximately $600,000 recorded on the acquired loans based on the market valuation of the loans. The remainder of the increase of $20.2 million was due to internal loan growth primarily in the consumer and commercial portfolios.

       The allowance for loan losses increased approximately $234,000 from $2.0 million at March 31, 2003 to $2.2 million at March 31, 2004 as a result of a provision for fiscal 2004 of $223,000, an allowance acquired from First Federal of $885,000 offset by net charge-offs of $874,000.

       Securities increased approximately $13.1 million, or 7.0%, from $187.2 million at March 31, 2003 to $257.5 million at March 31, 2004 primarily due to the acquisition of $9.5 million of securities in connection with the acquisition of First Federal, purchases of $11.7 million and an increase in the market value of the available for sale securities of approximately $1.0 million offset by maturities, calls, and principal repayments of $9.1 million.

       Premises and equipment increased approximately $2.0 million due primarily to the acquisition of First Federal.

       Deposits increased $70.0 million, or 36.8%, from $190.2 million at March 31, 2003 to $260.2 million at March 31, 2004. The increase was due primarily to the acquisition of First Federal with acquired deposits totaling $56.7 million and purchase accounting adjustments of $200,000. The remainder of the increase of $13.1 million was a result of internal deposit growth. The increase in deposits was used to fund loan growth.

       Stockholder's equity increased $9.8 million to $35.2 million at March 31, 2004 as compared to $25.4 million at March 31, 2003. The increase was due primarily to the issuance of additional shares of the Company's stock in connection with the acquisition of First Federal. The increase was also due to net income recorded for the period and an increase in the market value of available for sale securities offset by cash dividends paid. Management from time to time repurchases shares of its outstanding common stock in the open market at prevailing market prices depending on market conditions. The reacquired shares are held as treasury shares and will be used for general corporate purposes when necessary, including the issuance of shares in connection with the exercise of stock options. No repurchases were made during fiscal 2004.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       NET INCOME. Net income increased by approximately $704,000 from $2.9 million for the fiscal year ended March 31, 2003 to $3.6 million for the fiscal year ended March 31, 2004. The increase was due to an increase in net interest income of $2.7 million, an increase in noninterest income of $460,000 and a decrease in the provision for loan losses of $205,000 offset by an increase in noninterest expense of $2.3 million and an increase in income tax expense of $356,000.

       NET INTEREST INCOME. Net interest income increased $2.7 million from $9.2 million for the fiscal year ended March 31, 2003 to $11.9 million for the fiscal year ended March 31, 2004 due to an increase in interest income of $3.1 million offset by an increase in interest expense of $428,000. The increase in interest income was due to an increase in the average balance of interest-earning assets offset primarily by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased $74.9 million from $212.8 million for fiscal 2003 to $287.7 million for fiscal 2004. Interest-earning assets increased primarily due to an increase in the average balance of loans of $60.9 million and an increase in investment and mortgage-backed securities of $10.9 million. The increases were primarily due to the acquisition of First Federal. The average tax equivalent yield on interest-earning assets was 6.9% at March 31, 2003 compared to 6.2% at March 31, 2004. The decrease in the yield was due primarily to a decline in market interest rates during the fiscal year.

       The resulting interest rate spread was 4.1% for fiscal 2004 compared to 4.2% for fiscal 2003.

       Interest expense increased approximately $428,000 primarily as a result of an increase in the average balance of interest-bearing liabilities offset by a decrease in the average rate paid on interest- bearing liabilities. The average balance of interest-bearing liabilities increased $69.2 million from $186.1 million for fiscal 2003 to $255.3 million for fiscal 2004. The increase in the average balance was primarily due to an increase in the average balance of interest-bearing deposits as a result of the acquisition of First Federal. The average rate paid on interest-bearing liabilities decreased from 2.7% for the fiscal year ending March 31, 2003 to 2.1% for the fiscal year ending March 31, 2004. The reduction in the cost of interest-bearing liabilities was due to a decline in market interest rates during the fiscal year.

       PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $205,000 from $428,000 for fiscal 2003 to $223,000 for fiscal 2004 based on management's overall assessment of probable incurred losses in the loan portfolio. The decrease in the provision was due to improving trends within the Company's loan portfolio notwithstanding the acquired First Federal non-performing loans which covered by the allowance acquired from First Federal. The provision recorded for the fiscal year was based on management's evaluation of the Company's current portfolio including such factors as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history, the economy in the Company's market area and overall growth in the loan portfolio. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality (including a review of individual loans) and portfolio diversity dictates. At March 31, 2004, the allowance for loan losses totaled $2.2 million, or .9% of net loans and 149.7% of non-performing loans. Non-performing loans increased approximately $207,000 from $1.3 million at March 31, 2003 to $1.5 million at March 31, 2004.

       NONINTEREST INCOME. Noninterest income increased approximately $460,000 from $1.7 million for fiscal 2003 to $2.1 million for fiscal 2004 due to an increase in service charges and other fees on deposits of $367,000, an increase in other income of $122,000 offset by a decrease in gain on sale of securities of $29,000. The increase in service charges and other fees on deposits was the result of an increased deposit base and our effort to limit fee waivers. Other income increased primarily due to an increase in the commissions earned on secondary market loans, letter of credit fees and commissions on insurance sold on loans. Although the commissions earned on the origination of secondary market loans increased for the fiscal year, these commissions have begun to slow, therefore decreasing the amount of commissions earned in the last quarter of the fiscal year and possibly in future periods. The Company's secondary market activity consists only of commissions earned from a third party originator and represents a small portion of the Company's noninterest income.

       NONINTEREST EXPENSE. Noninterest expenses increased $2.3 million from $6.5 million for fiscal 2003 to $8.7 million for fiscal 2004 due to an increase in salaries and employee benefits of $1.0 million, an increase in occupancy and equipment expense of $208,000 an increase in advertising expense of $182,000, an increase in communications expense of $65,000, an increase in franchise and deposit taxes of $19,000, an increase in stationery, printing and supplies of $120,000, an increase in the amortization of intangibles of $112,000, an increase in professional fees of $113,000 and an increase in other operating expenses of $436,000.

       Employee compensation and benefits increased primarily due to an increase in the number of employees as a result of the First Federal acquisition; an increase in costs related to incentive-based compensation programs and benefit plans; and an increase in ESOP expense due to the increase in the average market price of the Company's stock. Occupancy and equipment expense increased primarily due to an increase in depreciation expense as a result of an increase in the number of locations, improvements to existing facilities, and upgrades in equipment. The increase in professional fees was due to increased legal and accounting costs as a result of increased requirements under updated corporate governance regulations and guidelines. The increase in accounting costs was also due to a change in the Company's independent auditors. The increase in other operating expenses was due partially to increased expenses as a result of the acquisition of First Federal and the remainder of the increase was due to increased costs related to technology for various services provided to customers. The Company recently upgraded its on-line banking product and also upgraded its operating environment so that customers may obtain real-time balances at automated teller machines and point of sale terminals.

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

       NET INTEREST INCOME. Net interest income increased $1.6 million from $7.6 million for the fiscal year ended March 31, 2002 to $9.2 million for the fiscal year ended March 31, 2003 due to an increase in interest income of $497,000 and a decrease in interest expense of $1.1 million. The increase in interest income was due to an increase in the average balance of interest-earning assets offset primarily by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased $30.1 million from $182.7 million for fiscal 2002 to $212.8 million for fiscal 2003. Interest- earning assets increased primarily due to an increase in the average balance of loans of $25.8 million and an increase in investment and mortgage-backed securities of $3.7 million. The average tax equivalent yield on interest-earning assets was 7.7% at March 31, 2002 compared to 6.9% at March 31, 2003. The decrease in the yield was due primarily to a decline in market interest rates during the fiscal year.

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

       PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $65,000 from $363,000 for fiscal 2002 to $428,000 for fiscal 2003 based on management's overall assessment of probable incurred losses in the loan portfolio. The increase in the provision was due primarily to overall growth of the loan portfolio and continued diversification of the loan portfolio into commercial and consumer loans. Management maintains the allowance for loan losses based on the analysis of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. At March 31, 2003, the allowance for loan losses totaled $2.0 million, or 1.0% of net loans and 155.7% of non-performing loans. Non-performing loans increased approximately $534,000 from $734,000 at March 31, 2002 to $1.3 million at March 31, 2003.

       NONINTEREST INCOME. Noninterest income increased approximately $221,000 from $1.5 million for fiscal 2003 to $1.7 million for fiscal 2003 due to an increase in service charges and other fees on deposits of $149,000, an increase in other income of $11,000 and an increase in gain on sale of securities of $65,000. The increase in service charges and other fees on deposits was the result of an increased deposit base and our effort to limit fee waivers. Other income increased primarily due to an increase in the fees earned from the origination of secondary market loans and commissions earned from the sale of credit life and accident and health insurance on consumer loans. The increase in these fees reflects in part management's implementation of an incentive-based compensation program. The incentive program included fees earned on the origination of secondary market loans and credit life and accident and health insurance whereby loan officers are compensated for the level of fees generated.

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

       YIELD AND COST DATA. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. All average balances are monthly average balances. Yields are reported on a tax equivalent basis. Non-accruing loans have been included in the table as loans carrying a zero yield. Included in interest income on loans are loan fees and other charges on loans totaling $415,000, $319,000, and $261,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

                                                                                  Year Ended March 31,
                                                    -------------------------------------------------------------------------------
                                                                    2004                                      2003
                                                    -------------------------------------------------------------------------------
                                                    Average       Interest                     Average      Interest
                                                  Outstanding      Earned/                   Outstanding     Earned/
                                                    Balance         Paid         Yield/Rate    Balance        Paid       Yield/Rate
                                                    --------      --------       ----------    --------     --------     ----------
                                                                                 (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1) ............................   $236,723      $ 15,074            6.4%     $175,821     $ 12,253           7.0%
 Mortgage-backed securities .....................     16,821           669            4.0         7,996          414           5.2
 Investment securities ..........................     28,417         1,851            6.5        26,384        1,861           7.0
 Interest-earning deposits ......................      2,958            28             .9           328            4           1.2
 Federal funds sold .............................        157             2            1.3           432            5           1.2
 FHLB stock .....................................      2,632           106            4.0         1,884           83           4.4
                                                    --------      --------                     --------     --------
  Total interest-earning assets(1) ..............   $287,708      $ 17,730            6.2      $212,845     $ 14,620           6.9
                                                    ========      --------                     ========     --------

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand ...   $ 75,657           926            1.2      $ 42,045          627           1.5
 Money market deposits ..........................     19,783           227            1.1        18,935          333           1.8
 Certificate accounts ...........................    119,311         3,008            2.5        89,848        2,967           3.3
 FHLB advances ..................................     31,592         1,155            3.7        29,781          985           3.3
 Other short-term borrowings ....................      8,935            81             .9         5,528           57           1.0
                                                    --------      --------                     --------     --------
  Total interest-bearing liabilities ............   $255,278         5,397            2.1      $186,137        4,969           2.7
                                                    ========      --------                     ========     --------

Net interest income .............................                 $ 12,333                                  $  9,651
                                                                  ========                                  ========
Net interest rate spread ........................                                     4.1%                                     4.2%
                                                                                      ===                                      ===
Net earning assets ..............................   $ 32,430                                   $ 26,708
                                                    ========                                   ========
Net yield on average interest-earning assets ....                                     4.3%                                     4.5%
                                                                                      ===                                      ===
Average interest-earning assets to average
    interest- bearing liabilities ...............                    1.13x                                     1.14x
                                                                     ====                                      ====


                                                              Year Ended March 31,
                                                    ---------------------------------------
                                                                      2002
                                                    ---------------------------------------
                                                       Average      Interest
                                                     Outstanding     Earned/
                                                       Balance        Paid       Yield/Rate
                                                       --------     --------     ----------
                                                             (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1) ............................      $149,979     $ 11,899           7.9%
 Mortgage-backed securities .....................         5,124          281           5.5
 Investment securities ..........................        25,511        1,815           7.1
 Interest-earning deposits ......................           185            6           3.2
 Federal funds sold .............................           464           10           2.2
 FHLB stock .....................................         1,438           87           6.1
                                                       --------     --------
  Total interest-earning assets(1) ..............      $182,701     $ 14,098           7.7
                                                       ========     --------

Interest-Bearing Liabilities:
 Savings accounts and interest-bearing demand ...      $ 36,380          655           1.8
 Money market deposits ..........................        15,274          417           2.7
 Certificate accounts ...........................        82,062        4,194           5.1
 FHLB advances ..................................        19,753          718           3.6
 Other short-term borrowings ....................         4,869          116           2.4
                                                       --------     --------
  Total interest-bearing liabilities ............      $158,338        6,100           3.9
                                                       ========     --------

Net interest income .............................                   $  7,998
                                                                    ========
Net interest rate spread ........................                                      3.8%
                                                                                       ===
Net earning assets ..............................      $ 24,363
                                                       ========
Net yield on average interest-earning assets ....                                      4.4%
                                                                                       ===
Average interest-earning assets to average
    interest- bearing liabilities ...............                       1.15x
                                                                        ====

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

                                                                             Year Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                             2004 vs. 2003                            2003 vs. 2002
                                                  -----------------------------------      -----------------------------------
                                                         Increase                                 Increase
                                                        (Decrease)                               (Decrease)
                                                          Due to               Total               Due to               Total
                                                  ---------------------      Increase      ---------------------      Increase
                                                   Volume        Rate       (Decrease)      Volume        Rate       (Decrease)
                                                  --------     --------      --------      --------     --------      --------
                                                                             (Dollars in Thousands)
Interest-earning assets:
   Loans receivable .........................     $  3,952     $ (1,132)     $  2,820      $  1,839     $ (1,484)     $    355
   Mortgage-backed securities ...............          371         (115)          256           148          (16)          132
   Investment securities ....................          132         (142)          (10)           69          (23)           46
   Other ....................................           81          (37)           44            26          (37)          (11)
                                                  --------     --------      --------      --------     --------      --------

       Total interest-earning assets ........     $  4,536     $ (1,426)     $  3,110      $  2,082     $ (1,560)     $    522
                                                  ========     ========      --------      ========     ========      ========

Interest-bearing liabilities:
   Savings accounts and interest bearing
     demand .................................     $    444     $   (145)     $    299      $     92     $   (119)     $    (27)
   Money market accounts ....................           16         (122)         (106)           80         (164)          (84)
   Certificate accounts .....................          850         (809)           41           366       (1,593)       (1,227)
   FHLB advances ............................           57          113           170           332          (65)          267
   Other short-term borrowings ..............           30           (7)           23            15          (74)          (59)
                                                  --------     --------      --------      --------     --------      --------

      Total interest-bearing liabilities ....     $  1,397     $   (970)     $    427      $    885     $ (2,015)     ($ 1,130)
                                                  ========     ========      ========      ========     ========      ========

Net interest income .........................                                $  2,683                                 $  1,652
                                                                             ========                                 ========

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

       The principal elements of the Company's asset/liability management policy are as follows. First, the Company generally requires that one-to-four family ARM loans be indexed to changes in rates paid on U.S. Treasury securities and other adjustable rate loans be indexed to the prime rate. Management believes that U.S. Treasury securities and the prime rate are significantly more interest rate sensitive than other indices and provides a better opportunity to manage interest rate risk in a changing rate environment. Second, management has increased, and intends to continue to increase subject to market conditions the Company's commercial business, consumer and commercial real estate loans. In general, such loans carry shorter terms to maturity and/or repricing, and are more interest rate sensitive than most of the Company's other assets. Third, management has used marketing and other initiatives to increase the Company's transaction and other non-certificate deposit accounts and believes that such accounts generally carry lower interest costs and are more interest rate resistant than the certificates of deposit. The Company also utilizes FHLB borrowings in funding assets when the cost of these borrowing is more attractive than the cost of deposits. There can be no assurance as to whether or when any or all of the elements of the asset/liability management program will be successfully implemented.

       Economic Value of Equity ("EVE") analysis provides a quantitative measure of interest rate risk. In essence, this approach calculates the difference between the market value of assets and liabilities under different interest rate environments. The degree of change between interest rate shock levels is a measure of the volatility of value risk. The following table sets forth, as of March 31, 2004, the estimated changes in the Company's EVE in the event of the specified instantaneous changes in interest rates.

                                 Economic Value of Equity
     ------------------------------------------------------------------------
       Change in
     Interest Rates                              Amount of            Percent
     (Basis Points)       Estimated EVE            Change              Change
     --------------       -------------            ------              ------
                                (Dollars in Thousands)
          +300              $16,930              ($13,486)              (44)%
          +200               22,375                (8,041)              (26)
          +100               26,873                (3,543)              (12)
             0               30,416
          -100               33,078                 2,662                 9
          -200               34,715                 4,299                14
          -300               34,662                 4,246                14


       Certain assumptions were employed by the Company in preparing the previous table. These assumptions relate to loan prepayment rates varied by categories and rate environment, deposit decay rates varied by category and rate environment and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the EVE than indicated above.

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

       The primary investing activities of the Company are originating loans and, to a much lesser extent, purchasing mortgage-backed and investment securities. During fiscal years ended March 31, 2004, 2003, and 2002, the Company had loan originations net of principal repayments of $21.4 million, $27.4 million and $22.1 million, respectively. A substantial portion of loan originations were funded by proceeds of loan repayments, the maturity or sale of securities, deposits and FHLB advances. Securities as of March 31, 2004 maturing within one year total $1.3 million.

       The primary financing activities of the Company are deposits and borrowings. During the fiscal years ended March 31, 2004, 2003, and 2002, the Company experienced an increase in deposits of $13.1 million, $31.3 million, and $13.4 million. The increase in deposits for fiscal 2004 excludes deposits acquired from the acquisition of First Federal. Certificates of deposits as of March 31, 2004 maturing within one year total $83.1 million. Management expects most of these deposits to remain with the Bank. During the fiscal years ended March 31, 2004, 2003 and 2002, the Company's net financing activity (proceeds less repayments) through borrowings totaled ($281,000), $725,000, and $10.8 million, respectively.

       The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2004, cash and cash equivalents totaled $9.2 million.

       Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, Classic Bank has additional borrowing capacity with the FHLB of Cincinnati which is, in the opinion of management, adequate to provide any funds needed. At March 31, 2004, the Company had $34.2 million in borrowings outstanding with the FHLB and additional borrowing capacity of $75.1 million.

       The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2004, the Company had outstanding loan commitments totaling $25.6 million.

       Both the Company and Classic Bank are required to maintain minimum levels of regulatory capital. At March 31, 2004, both the Company and Classic Bank exceeded all of their capital requirements.

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

ITEM 7.   FINANCIAL STATEMENTS

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS
  AS OF MARCH 31, 2004 AND 2003...............................................48

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
  ENDED MARCH 31, 2004, 2003 AND 2002.........................................49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002...........................50

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR THE YEARS ENDED MARCH 31, 2004, 2003
  AND 2002....................................................................51

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED MARCH 31, 2004, 2003 AND 2002................................52-53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................54-83

             Report of Independent Registered Public Accounting Firm



Classic Bancshares, Inc.
Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Classic Bancshares, Inc. as of March 31, 2004 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classic Bancshares, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/Crowe Chizek and Company LLC
-------------------------------

Louisville, Kentucky
May 6, 2004

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              2004               2003
                                                                           ----------         ----------
ASSETS
------
  Cash and due from banks                                                  $    8,747         $    7,742
  Interest-bearing deposits with banks                                            408                382
  Federal funds sold                                                               58                 24
                                                                           ----------         ----------
        Cash and cash equivalents                                               9,213              8,148
  Securities available for sale                                                50,916             37,843
  Loans, net of allowance of $2,209 and $1,975                                257,455            187,175
  Foreclosed assets, net                                                          856               --
  Accrued interest receivable                                                   1,446              1,157
  Federal Home Loan Bank stock                                                  2,894              1,949
  Premises and equipment, net                                                   8,288              6,267
  Goodwill                                                                      7,987              5,555
  Other intangible assets                                                         811               --
  Other assets                                                                  1,899              1,787
                                                                           ----------         ----------

TOTAL ASSETS                                                               $  341,765         $  249,881
                                                                           ==========         ==========
LIABILITIES
-----------
  Non-interest bearing demand deposits                                     $   29,165         $   23,159
  Savings, NOW, and money market demand deposits                              109,772             65,762
  Other time deposits                                                         121,304            101,235
                                                                           ----------         ----------
        Total deposits                                                        260,241            190,156
  Repurchase agreements                                                         9,168              4,382
  Federal Home Loan Bank advances                                              34,218             28,126
  Other short-term borrowings                                                      12                  6
  Accrued expenses and other liabilities                                        2,593              1,445
  Accrued interest payable                                                        306                344
                                                                           ----------         ----------

TOTAL LIABILITIES                                                             306,538            224,459
                                                                           ----------         ----------

STOCKHOLDERS' EQUITY
--------------------
  Preferred stock $.01 par value; authorized,
   100,000 shares - none issued                                                  --                 --
  Common stock $.01 par value;
   1,700,000 shares authorized; 2004 - 1,684,443
   shares issued; 2003 - 1,322,500 shares issued                                   17                 13
  Additional paid-in capital                                                   31,100             20,436
  Retained earnings                                                             6,207              7,721
  Accumulated other comprehensive income (loss)                                 1,350                751
  Unearned ESOP shares (2004 - 61,061 shares, 2003 - 59,857 shares)              (555)              (599)
  Unearned RRP shares (2004 - 310 shares, 2003 - 850 shares)                       (4)               (12)
  Treasury stock, at cost (217,014 shares)                                     (2,888)            (2,888)
                                                                           ----------         ----------

TOTAL STOCKHOLDERS' EQUITY                                                     35,227             25,422
                                                                           ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  341,765         $  249,881
                                                                           ==========         ==========

                             See accompanying notes.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                     ---------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   2004               2003               2002
                                                ----------         ----------         ----------
INTEREST AND DIVIDEND INCOME
----------------------------
   Loans, including fees                        $   15,074         $   12,253         $   11,899
   Securities:
      Taxable                                        1,201                974                883
      Tax exempt                                       891                886                824
   Federal funds sold                                    2                  5                 10
   Dividends                                           106                 83                 87
   Other interest                                       27                  4                  6
                                                ----------         ----------         ----------
      TOTAL INTEREST AND DIVIDEND INCOME            17,301             14,205             13,709
                                                ----------         ----------         ----------
INTEREST EXPENSE
----------------
   Deposits                                          4,161              3,927              5,266
   Federal Home Loan Bank advances                   1,155                985                718
   Repurchase agreements                                77                 54                108
   Other short-term borrowings                           4                  3                  8
                                                ----------         ----------         ----------
      TOTAL INTEREST EXPENSE                         5,397              4,969              6,100
                                                ----------         ----------         ----------

      NET INTEREST INCOME                           11,904              9,236              7,609
   Provision for loan losses                          (223)              (428)              (363)
                                                ----------         ----------         ----------

      NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       11,681              8,808              7,246
                                                ----------         ----------         ----------
NONINTEREST INCOME
------------------
   Service charges on deposit accounts               1,705              1,338              1,189
   Gain (loss) on sale of securities                    43                 72                  7
   Secondary market commissions                        109                 79                 82
   Other income                                        279                187                176
                                                ----------         ----------         ----------
      TOTAL NONINTEREST INCOME                       2,136              1,676              1,454
                                                ----------         ----------         ----------
NONINTEREST EXPENSES
--------------------
   Salaries and employee benefits                    4,237              3,219              2,750
   Occupancy and equipment expense                   1,237              1,029                964
   Federal deposit insurance premiums                   36                 27                 14
   Foreclosed assets                                    72                  7                 14
   Advertising                                         444                262                300
   Communications                                      254                189                191
   Franchise and deposit taxes                         259                240                185
   Directors fees and benefits                          99                 96                 96
   Professional fees                                   283                170                147
   Stationary and supplies                             350                230                189
   Amortization of intangibles                         112               --                 --
   Other operating expenses                          1,349                990                876
                                                ----------         ----------         ----------
      TOTAL NONINTEREST EXPENSE                      8,732              6,459              5,726
                                                ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                           5,085              4,025              2,974
--------------------------

   Income tax expense                                1,460              1,104                774
                                                ----------         ----------         ----------

NET INCOME                                      $    3,625         $    2,921         $    2,200
----------                                      ==========         ==========         ==========

EARNINGS PER SHARE
------------------
   Basic                                        $     2.67         $     2.53         $     1.88
                                                ==========         ==========         ==========
   Diluted                                      $     2.43         $     2.32         $     1.77
                                                ==========         ==========         ==========

                             See accompanying notes.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                    2004               2003               2002
                                                 ----------         ----------         ----------
NET INCOME                                       $    3,625         $    2,921         $    2,200

  OTHER COMPREHENSIVE INCOME
    Unrealized gains (losses) on
       available-for-sale securities                    950              1,704               (228)
    Reclassification adjustments for
       realized (gains) losses recognized
       in income                                        (43)               (73)                (7)
   Tax effect                                          (308)              (555)                80
                                                 ----------         ----------         ----------

COMPREHENSIVE INCOME (LOSS)                      $    4,224         $    3,997         $    2,045
                                                 ==========         ==========         ==========



























                             See accompanying notes.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                     ---------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                             ADDITIONAL            UNEARNED UNEARNED            COMPRE-
                                                    COMMON    PAID-IN     RETAINED   ESOP     RRP     TREASURY  HENSIVE
                                                    STOCK     CAPITAL     EARNINGS  SHARES   SHARES    STOCK     INCOME      TOTAL
                                                    -----     -------     --------  ------   ------    -----     ------      -----
BALANCES, MARCH 31, 2001                           $    13    $ 20,318    $ 3,276    $(689)   $(59)   $(2,227)   $  (171)   $20,461

  Net income for the year ended March 31, 2002                              2,200                                             2,200
  Cash dividends paid ($.29 per share)                                       (340)                                             (340)
  ESOP shares earned                                                55                  46                                      101
  RRP shares earned                                                                             44                               44
  RRP shares granted                                                 1                          (4)         3                    --
  Purchased 24,000 treasury shares                                                                       (330)                 (330)
  Change in unrealized gain (loss) on available
    for sale securities net of applicable deferred
    taxes and reclassifications                                                                                     (155)      (155)
                                                   -------    --------    -------    -----    ----    -------    -------    -------

BALANCES, MARCH 31, 2002                                13      20,374      5,136     (643)    (19)    (2,554)      (326)    21,981

  Net income for the year ended March 31, 2003                              2,921                                             2,921
  Cash dividends paid ($.29 per share)                                       (336)                                             (336)
  ESOP shares earned                                                61                  44                                      105
  RRP shares earned                                                  1                           7                                8
  Purchased 15,100 treasury shares                                                                       (334)                 (334)
  Change in unrealized gain (loss) on available
    for sale securities net of applicable
    taxes reclasifications                                                                                         1,077      1,077
                                                   -------    --------    -------    -----    ----    -------    -------    -------

BALANCES, MARCH 31, 2003                                13      20,436      7,721     (599)    (12)    (2,888)   $   751    $25,422

  Net income for the year ended March 31, 2004                              3,625                                             3,625
   Stock dividend - 10%                                  1       4,723     (4,729)                                               (5)
   Common stock issued in acquisition (228,665)          3       5,829                                                        5,832
  Cash dividends paid ($.31 per share)                                       (410)                                             (410)
  ESOP shares earned                                               112                  44                                      156
  RRP shares earned                                                                              8                                8
  Change in unrealized gain (loss) on available
    for sale securities net of applicable
    taxes and reclassifications                                                                                      599        599
                                                   -------    --------    -------    -----    ----    -------    -------    -------

BALANCES, MARCH 31, 2004                           $    17    $ 31,100    $ 6,207    $(555)   $ (4)   $(2,888)   $ 1,350    $35,227
                                                   =======    ========    =======    =====    ====    =======    =======    =======

                             See accompanying notes.

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          2004             2003             2002
                                                       ----------       ----------       ----------
OPERATING ACTIVITIES
--------------------
  Net income                                           $    3,625       $    2,921       $    2,200
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                            854              438              460
     Provision for loan losses                                223              428              363
     Loss (gain) on sale of investment
       securities                                             (43)             (72)              (7)
     Net amortization of securities                           243               83               54
     Federal Home Loan Bank stock
       dividend                                              (106)             (83)             (86)
     Loss (gain) on sale of foreclosed
       real estate                                             20               (1)              (3)
     Loss (gain) on disposal of fixed assets                  (10)               2              (10)
     ESOP shares earned                                       156              105               69
     RRP shares earned                                          8                7               44
  Decrease (increase) in:
    Accrued interest receivable                                36                1               29
    Other assets                                              714             (457)             (32)
  Increase (decrease) in:
    Accrued interest payable                                 (228)             (30)            (219)
    Other liabilities                                        (249)             (85)            (273)
                                                       ----------       ----------       ----------

           NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                      5,243            3,257            2,589
                                                       ----------       ----------       ----------

INVESTING ACTIVITIES
--------------------
  Investment securities:
    Available for sale:
      Proceeds from sales, maturities and calls             5,397            3,405            1,292
      Purchased                                              (971)          (4,391)          (2,517)
  Mortgage-backed securities
    Available for sale:
      Proceeds from sales                                    --              4,140             --
      Principal payments                                    3,603            3,258            1,306
      Purchased                                           (10,698)          (7,768)          (6,991)
  Purchased Federal Home Loan Bank stock                     --               (386)            --
  Loan originations and principal payments, net           (21,426)         (27,362)         (22,105)
  Proceeds from sale of foreclosed real estate                145              155              424
  Purchased fixed assets                                     (948)          (1,317)            (190)
  Proceeds from sale of fixed assets                          245             --                 25
  Purchased software                                         (259)            (125)              (8)
  Net cash acquired in acquisition                          3,564             --               --
                                                       ----------       ----------       ----------

           NET CASH USED BY INVESTING
            ACTIVITIES                                    (21,348)         (30,391)         (28,764)
                                                       ----------       ----------       ----------

                     CLASSIC BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Continued)

                                                         2004               2003               2002
                                                      ----------         ----------         ----------
FINANCING ACTIVITIES
--------------------
    Net change in deposits                            $   13,070         $   31,280         $   13,445
    Federal Home Loan Bank borrowings                     99,800            117,539            137,955
    Repayment of Federal Home Loan
      Bank borrowings                                   (100,081)          (116,814)          (127,189)
    Increase(decrease)in securities sold
      under agreements to repurchase                       4,785             (1,013)             2,216
    Increase(decrease)in short term borrowings                 6               (440)               211
    Dividends paid                                          (410)              (336)              (339)
    Treasury shares purchased                               --                 (334)              (330)
                                                      ----------         ----------         ----------

           NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                    17,170             29,882             25,969
                                                      ----------         ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    1,065              2,748               (206)

Cash and Cash Equivalents, Beginning
    of Year                                                8,148              5,400              5,606
                                                      ----------         ----------         ----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR                                                 $    9,213         $    8,148         $    5,400
                                                      ==========         ==========         ==========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY
 INFORMATION
    Cash paid during the year for:
      Interest on deposits and borrowings             $    4,199         $    3,957         $    5,485
      Income taxes                                    $      900         $    1,180         $      828
    Assets acquired in settlement of
      loans                                           $      907         $       76         $      288











                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

          ORGANIZATION

          Classic Bancshares, Inc. (the "Company") was organized as a savings and loan holding company primarily for the purpose of acquiring and owning all of the outstanding common stock of Classic Bank (formerly Ashland Federal Savings Bank). Effective September 30, 1996, Classic Bancshares, Inc. became a bank holding company upon its acquisition of 100% of the outstanding common stock of First National Bank of Paintsville (First National).

          Classic Bank (the "Bank") conducts a general commercial banking business in eastern Kentucky and southeastern Ohio which consists of attracting deposits from the general public and using those funds, together with other funds, to originate residential, consumer and nonresidential loans, primarily in its market area.

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

          The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America and general accounting practices within the financial services industry. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and fair values of financial instruments.

          The following is a summary of the Company's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

   A.     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include Classic Bancshares, Inc. and its wholly- owned subsidiary, Classic Bank, together referred to as "the Company". Intercompany balances and transactions are eliminated in consolidation.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   B.     SECURITIES

          The Company accounts for debt securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investment securities be categorized as held-to-maturity, trading, or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost only if the Company has the positive intent and ability to hold these securities to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Securities are classified according to management's intent upon acquisition. Other securities such as Federal Home Loan Bank stock are carried at cost. At March 31, 2004, all of the Company's securities were classified as available-for-sale.

          Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

   C.     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

          The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   C.     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

          credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

          The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

          A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

   D.     FORECLOSED ASSETS

          Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the loan's unpaid principal balance (cost) or fair value at the date of foreclosure less estimated selling expenses.

          A valuation allowance is recorded if the fair value declines below the fair value initially determined at the acquisition date. Costs after acquisition are expensed.

   E.     PREMISES AND EQUIPMENT

          Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over estimated useful lives of the assets, estimated to be 10 to 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   F.     COMPANY OWNED LIFE INSURANCE

          The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

   G.     GOODWILL AND OTHER INTANGIBLES

          Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

   H.     LONG-TERM ASSETS

          Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

   I.     STOCK COMPENSATION

          The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

          The Company utilizes APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   I.     STOCK COMPENSATION (Continued)

          Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                MARCH 31
                                                ----------------------------------------
                                                   2004           2003           2002
                                                ----------     ----------     ----------
          Net income as reported                $    3,625     $    2,921     $    2,200
          Deduct:
              Stock-based compensation
              expense determined under fair
              value-based method                       431            230             28
                                                ----------     ----------     ----------
            Pro forma net income                $    3,194     $    2,691     $    2,172
                                                ==========     ==========     ==========

          Earnings per share
            Basic:
                As reported                     $     2.67     $     2.53     $     1.88
                Pro forma                       $     2.35     $     2.33     $     1.86
            Diluted:
                As reported                     $     2.43     $     2.32     $     1.77
                Pro forma                       $     2.14     $     2.14     $     1.75

          The pro forma effects are computed using option pricing models, using the following assumptions used for grants during the years ended March 31, 2004, 2003 and 2002: dividend yield of 2.00%, 1.35% and 3.00%, respectively; expected volatility of 23.14%, 23.81% and 31.80%, respectively, a risk-free interest rate of 3.80%, 3.74% and 4.91%, respectively; and an expected life of seven years for all grants.

   J.     INCOME TAXES

          The Company accounts for federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   J.     INCOME TAXES (Continued)

          valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

          The Company's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, the general loan loss allowance, and certain components of retirement expense. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

   K.     EMPLOYEE STOCK OWNERSHIP PLAN

          The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings, dividends on unearned ESOP shares reduce debt and accrued interest.

   L.     EARNINGS PER SHARE

          Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

   M.     COMPREHENSIVE INCOME

          Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

   N.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          During 2004, the Company adopted FASB Statement 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,FASB Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES,

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   N.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          FASB Statement 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, and FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

   O.     LOAN COMMITMENTS AND FINANCIAL INSTRUMENTS

          Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering consumer collateral or ability to repay. Such financial instruments are recorded when they are funded.

   P.     LOSS CONTINGENCIES

          Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

   Q.     DIVIDEND RESTRICTION

          Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels.

   R.     FAIR VALUES OF FINANCIAL INSTRUMENTS

          Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------    ------------------------------------------

   S.     OPERATING SEGMENTS

          While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

   T.     CASH FLOWS

          For the purposes of reporting consolidated cash flows, the Company considers cash, balances with banks, federal funds sold, securities purchased under agreements to resell and interest-bearing cash deposits in other depository institutions with initial maturities of three months or less to be cash equivalents. Net cash flows are reported for loan and deposit transactions.

   U.     RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the 2004 consolidated financial statements. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2:   RESTRICTIONS ON CASH AND DUE FROM BANKS
-------   ---------------------------------------

          The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve as of March 31, 2004 and 2003 was $1,816 and $175, respectively.

NOTE 3:   SECURITIES
-------   ----------

          The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2004 and 2003 are as follows:

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 3:   SECURITIES (Continued)
------    ----------

                                                          GROSS           GROSS         ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                            COST          GAINS           LOSSES          VALUE
                                         ----------     ----------      ----------      ----------
          AVAILABLE-FOR-SALE

          MARCH 31, 2004:
           U. S. Government Agency
            Securities                   $    1,304     $        8      $     --        $    1,312
           Obligations of state and
             political subdivisions          17,886          1,070            --            18,956
           Mortgage-backed                   22,202            339             (44)         22,497
           Corporate debt securities          7,477            674            --             8,151
                                         ----------     ----------      ----------      ----------
                                         $   48,869     $    2,091      $      (44)     $   50,916
                                         ----------     ==========      ==========      ==========
          MARCH 31, 2003:
           U. S. Government Agency
            Securities                   $      564     $     --        $     --        $      564
           Obligations of state and
             political subdivisions          19,099            823             (14)         19,908
           Mortgage-backed                    9,537             60              (1)          9,596
           Corporate debt securities          7,505            276              (6)          7,775
                                         ----------     ----------      ----------      ----------
                                         $   36,705     $    1,159      $      (21)     $   37,843
                                         ==========     ==========      ==========      ==========

          Sales of available for sale securities were as follows:

                                       2004           2003            2002
                                    ----------     ----------      ----------
          Proceeds                  $    5,397     $    7,545      $    1,292
          Gross gains                       43             72               7
          Gross losses                      --             --              --

          The estimated fair value of investment and mortgage-backed securities at March 31, 2004 and 2003 by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        2004           2003
                                                     ----------     ----------
                                                      ESTIMATED      ESTIMATED
                                                        FAIR           FAIR
                                                        VALUE          VALUE
                                                     ----------     ----------
          Due in one year or less                    $    1,005     $      710
          Due after one year through five years           2,851          2,619
          Due after five years through ten years          4,631          3,796
          Due after ten years                            19,932         21,122
                                                     ----------     ----------
                                                         28,419         28,247

          Mortgage-backed securities-not
            due at a single maturity date                22,497          9,596
                                                     ----------     ----------
              TOTAL                                  $   50,916     $   37,843
                                                     ==========     ==========

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 3:   SECURITIES (Continued)
------    ----------

          Securities carried at approximately $25,800 at March 31, 2004, and $12,900 at March 31, 2003, were pledged to secure deposits of public funds and for other purposes required or permitted by law.

          Securities with unrealized losses at March 31, 2004 not recognized in income are as follows:

                                               12 MONTHS OR MORE
                                           -------------------------
                                              FAIR        UNREALIZED
          DESCRIPTION OF SECURITIES           VALUE          LOSS
                                           ----------     ----------
          Mortgage-backed securities       $    2,649     $       44
                                           ----------     ----------

            Total temporarily impaired     $    2,649     $       44
                                           ==========     ==========

          Unrealized losses have not been recognized into income because the securities are issued by government sponsored entities, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to a potential increase in market interest rates. The fair value is expected to recover as the securities approach their maturity date.

NOTE 4:   LOANS
-------   -----

          The components of loans in the consolidated statements of financial condition were as follows:

                                                          MARCH 31
                                                 --------------------------
                                                    2004            2003
                                                 ----------      ----------
          Real estate loans:
            One-to-four family                   $  113,074      $   74,233
            Commercial                               29,867          24,869
            Multi-family                              3,701           1,042
            Construction                             11,802           4,623
          Consumer loans                             47,474          36,272
          Commercial loans                           53,728          47,971
                                                 ----------      ----------

          Total loans receivable                    259,646         189,010

          Less: Unearned discounts and loan
                       origination costs                (18)           (140)
                   Allowance for loan losses          2,209           1,975
                                                 ----------      ----------

          Total loans receivable, net            $  257,455      $  187,175
                                                 ==========      ==========

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 4:   LOANS (Continued)
------    -----

          Activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                                 2004             2003             2002
                                              ----------       ----------       ----------
          Balance at beginning of year        $    1,975       $    1,628       $    1,407
          Acquisition of First Federal               885             --               --
          Provision for losses                       223              428              363
          Charge-offs                             (1,040)            (109)            (182)
          Recoveries                                 166               28               40
                                              ----------       ----------       ----------
          Balance at end of year              $    2,209       $    1,975       $    1,628
                                              ==========       ==========       ==========

          The following is a summary of non-performing loans at March 31:

                                                 2004             2003             2002
                                              ----------       ----------       ----------
          Accruing loans past due 90 days
            or more                           $      970       $      669       $      244
          Nonaccrual loans                           507              600              412
                                              ----------       ----------       ----------

          Total non-performing loan
               balances at year end           $    1,477       $    1,269       $      656
                                              ==========       ==========       ==========

              Non-performing loans as a
               percentage of loans                   .57%             .68%             .41%
                                              ==========       ==========       ==========

          The Company had no impaired loans for all periods presented.

          In the normal course of business and subject to normal credit policies, the Bank makes loans to officers, directors, their immediate family and business interests of such persons. At March 31, 2004 and 2003, the balances of loans to such parties were as follows:

                                                  2004            2003
                                               ----------      ----------

          Aggregate amount of indebtedness
           at beginning of year                $   13,758      $   14,123
          New loans                                43,153          33,537
          Repayments                              (40,736)        (33,902)
                                               ----------      ----------
          Aggregate amount of indebtedness
           at end of year                      $   16,175      $   13,758
                                               ==========      ==========

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 5:   PREMISES AND EQUIPMENT
-------   ----------------------

          Premises and equipment at March 31, 2004 and 2003 by major classifications are as follows:

                                                2004           2003
                                             ----------     ----------

          Land                               $    2,192     $    1,596
          Buildings and improvements              6,123          4,694
          Furniture and equipment                 3,246          3,348
                                             ----------     ----------

               Total                             11,561          9,638
          Less: Accumulated depreciation          3,273          3,371
                                             ----------     ----------
                                             $    8,288     $    6,267
                                             ==========     ==========

          Depreciation expense charged to operations for the years ended March 31, 2004, 2003, and 2002 totaled $498, $414, and $430, respectively.

NOTE 6:   GOODWILL AND INTANGIBLE ASSETS
-------   ------------------------------

          GOODWILL

          The change in the balance for goodwill during the years ended March 31, 2004 and 2003 is as follows:


                                   2004           2003
                                ----------     ----------

          Beginning of year     $    5,555     $    5,555
          Acquired goodwill          2,432           --
                                ----------     ----------

          End of year           $    7,987     $    5,555
                                ==========     ==========

          ACQUIRED INTANGIBLE ASSETS

          Acquired intangible assets were as follows as of March 31:

                                                     2004                          2003
                                            -----------------------       -----------------------
                                             GROSS                         GROSS
                                            CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
                                             AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                            --------       --------       --------       --------
          Amortized intangible assets:
            Core deposit intangibles        $    668       $     85       $   --         $   --
            Other customer relationship
               intangibles                       255             27           --             --
                                            --------       --------       --------       --------
                   Total                    $    923       $    112       $   --         $   --
                                            ========       ========       ========       ========

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 6:   GOODWILL AND INTANGIBLE ASSETS (Continued)
------    ------------------------------

          Aggregate amortization expense was $112, $0 and $0 for the years ended March 31, 2004, 2003, and 2002, respectively.

          Estimated amortization expense for each of the next five years is as follows:

                2005                                            $ 108
                2006                                              123
                2007                                              127
                2008                                              111
                2009                                               94

NOTE 7:   DEPOSITS
-------   --------

          The aggregate amount of short-term jumbo certificates of deposit each with a minimum denomination of $100 thousand or more was approximately $34,258 and $31,337 at March 31, 2004 and 2003, respectively.

          The scheduled maturities of certificates of deposit were as follows for the years ending March 31:

                2005                                        $  83,115
                2006                                           24,236
                2007                                            4,722
                2008                                            6,933
                2009                                            1,910
                2010 and thereafter                               388
                                                            ---------
                                                            $ 121,304
                                                            =========

          The Bank held related party deposits of approximately $6,597 and $5,400 at March 31, 2004 and 2003, respectively.

NOTE 8:   FEDERAL HOME LOAN BANK ADVANCES
-------   -------------------------------

          Advances from the Federal Home Loan Bank of Cincinnati totaled $34,218 at March 31, 2004. In addition, the Federal Home Loan Bank had issued for the account of Classic Bank, $25,622 in standby letters of credit for the benefit of depositors of public funds. The advances and letters of credit are collateralized with the Bank's Federal Home Loan Bank stock with a carrying value of $2,894 and certain residential real estate mortgage loans in the amount of $105,321.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 8:   FEDERAL HOME LOAN BANK ADVANCES (Continued)
------    -------------------------------

          At March 31, 2004, advances with a remaining term of 90 days or less, and a weighted average interest rate of 1.18% totaled $8,000. Advances requiring monthly principal reductions with a weighted average maturity of 3.6 years and a weighted average interest rate of 4.05% totaled $26,218.

          Scheduled principal payments are due as follows:

          Due in fiscal year ending:
                   March 31, 2005                                $14,575
                   March 31, 2006                                  6,027
                   March 31, 2007                                  6,093
                   March 31, 2008                                  1,135
                   March 31, 2009                                  1,620
                   After March 31, 2009                            4,768
                                                                 -------
                                                                 $34,218
                                                                 =======

NOTE 9:   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------   ----------------------------------------------

          Securities sold under agreements to repurchase at March 31, 2004 and 2003 totaled $9,168 and $4,382, respectively.

          Securities sold under agreements to repurchase are financing arrangements that mature within three months. At maturity, the securities underlying the agreements are returned to the Company.

          Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                            2004            2003
                                                         ----------      ----------
          Average balance during the year                $    8,608      $    5,206

          Average interest rate during the year                 .90%           1.05%

          Maximum month-end balance during the year      $   11,252      $    6,020

          Weighted average interest rate at year-end            .98%           1.02%

          Mortgage-backed securities underlying the agreements at year-end:

             Carrying amount                             $   14,194      $    4,539

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 10:  OTHER BORROWINGS
--------  ----------------

          Other short-term borrowings at March 31, 2004 and 2003 consist of term treasury tax and loan deposits and are generally repaid within one to twenty days from the date of the transaction.

NOTE 11:  INCOME TAXES
--------  ------------

          The provision for income taxes consists of:

                                        YEARS ENDED MARCH 31
                                -----------------------------------
                                  2004         2003          2002
                                --------     --------      --------

          Currently payable     $    930     $  1,107      $    754
          Deferred                   530           (3)           20
                                --------     --------      --------
                                $  1,460     $  1,104      $    774
                                ========     ========      ========

          Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

                                             2004          2003          2002
                                           --------      --------      --------

          Federal statutory rate times
            financial statement income     $  1,729      $  1,369      $  1,011
          Effect of:
            Tax-exempt income                  (298)         (298)         (276)

            Other, net                           29            33            39
                                           --------      --------      --------


               Total                       $  1,460      $  1,104      $    774
                                           ========      ========      ========

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 11:  INCOME TAXES (Continued)
-------   ------------

          The components of the Company's net deferred tax asset (liability) as of March 31, 2004 and 2003, are summarized as follows:

                                                                       2004          2003
                                                                     --------      --------
          DEFERRED TAX ASSETS:
           Allowance for loan losses                                 $    328      $    368
           Deferred loan fees                                              17          --
           Other                                                           65            19
                                                                     --------      --------
                                                                          410           387
                                                                     --------      --------
          DEFERRED TAX LIABILITIES:
           Federal Home Loan Bank stock dividends                         542           319
           Premises and equipment                                         393           370
           Net unrealized gains on available-for-sale securities          696           387
           Retirement and incentive programs                              196           182
           Purchase accounting adjustments                                455            83
           Prepaid expenses                                                73          --
           Deferred loan origination costs                               --              47
           Other                                                           66            23
                                                                     --------      --------

                                                                        2,421         1,411
                                                                     --------      --------

          NET DEFERRED TAX LIABILITY                                 $ (2,011)     $ (1,024)
                                                                     ========      ========

          For years prior to 1996, savings institutions (formerly Classic Bank) were allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and savings balances. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deductions for Classic Bank had accumulated to approximately $2,800 at March 31, 2004. The estimated deferred tax liability on such amount is approximately $952, which has not been recorded in the accompanying consolidated financial statements. The Bank does not have any significant post 1987 increases in the percentage of earnings bad debt deduction subject to recapture. Banks can no longer utilize the percentage of earnings method to compute their bad debt deduction. If the Bank were liquidated or otherwise ceased to be a Bank or if tax laws were to change, this liability would be recorded with an offset to income tax expense.

NOTE 12:  OFF BALANCE SHEET ACTIVITIES
--------  ----------------------------

          Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 12:  OFF BALANCE SHEET ACTIVITIES (Continued)
-------   ----------------------------

          The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

                                                 2004                      2003
                                         ---------------------     ---------------------
                                           FIXED      VARIABLE       FIXED      VARIABLE
                                           RATE         RATE         RATE         RATE
                                         --------     --------     --------     --------
          Commitments to make loans      $  1,851     $  5,046     $    935     $  2,889
          Unused lines of credit and
            letters of credit               2,533       16,207          978       15,696

          The Company has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2020. The following table summarizes minimum payments due under lease agreements by year:

                     YEAR ENDING MARCH 31                 (DOLLARS IN THOUSANDS)
                     --------------------                 ----------------------

                            2005                                    $ 98
                            2006                                     105
                            2007                                      79
                            2008                                      48
                            2009                                      48
                            2010 and thereafter                      537
                                                                    ----
                                                                    $915
                                                                    ====

          Total rental expense under operating leases was approximately $97, $87, and $98, for the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 13:  BENEFIT PLANS
--------  -------------

          The Company and its subsidiary participate in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees of the Company and its subsidiary meeting certain service and age requirements. The plan operates on a fiscal year ending June 30, and it is the policy of the Company to fund the normal cost of the plan. Contributions to the plan for the year ended March 31, 2004 totaled $58. No contributions were required for the years ended March 31, 2003 or 2002.

          Prepaid pension expense of $719 and $777 is included in other assets in the consolidated statement of financial condition at March 31, 2004 and 2003, respectively. This prepaid expense represents, as of July 1, 1998, the excess of the fair value of pension plan assets over the accrued actuarial pension liability resulting from the termination of the First National Bank's defined benefit pension plan and is reduced by the amortization for normal pension plan costs for the year ended March 31, 2004.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 13:  BENEFIT PLANS (Continued)
-------   -------------

          The Company also has a 401(k) Savings and Profit Sharing Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $75, $60, and $51 for the years ended March 31, 2004, 2003 and 2002, respectively.

          The Bank has a non-contributory supplemental executive retirement plan for its chief executive officer. The Bank's obligations under the plan are accrued. The Bank recorded expense related to the plan totaling approximately $20, $15, and $15 during the years ended March 31, 2004, 2003 and 2002, respectively.

          In conjunction with the stock conversion in 1995, the Company established an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. The ESOP borrowed $1,058 from the Corporation and purchased 105,800 common shares, equal to 8.0% of the total number of shares issued in the conversion. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. Shares are allocated to participants' accounts under the shares allocated method. The cost of shares not committed to be released and unallocated shares is reported as a reduction of stockholders' equity.

          Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest; dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Allocated ESOP shares become outstanding for earnings-per-share computations. Compensation expense is recorded based on the average fair market value of the ESOP shares when committed to be released. The expense under the ESOP for the years ended March 31, 2004, 2003, and 2002, was $156, $105, and
          $69, respectively.

          The ESOP shares at March 31, 2004 and 2003 were as follows:

                                                          2004         2003
                                                        --------     --------

          Allocated shares                                52,747       43,606
          Unearned shares                                 61,061       59,857
                                                        --------     --------
            Total ESOP shares                            113,808      103,463
                                                        ========     ========

          Fair value of unearned shares                 $  2,439     $  1,652
                                                        ========     ========

          On July 29, 1996, stockholders of the Corporation approved the 1996 Recognition and Retention Plan ("RRP"). Under the RRP, restricted stock awards of the Company's common stock may be awarded to the directors, officers and key employees of the Company and its subsidiary. At March 31, 2004, vested, unvested and unawarded RRP shares totaled 57,723, 341 and 114, respectively.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 13:  BENEFIT PLANS (Continued)
-------   -------------

          The holders of the restricted shares have all of the rights of a shareholder, except that they cannot sell, assign, pledge or transfer any of the restricted shares during the restricted period. The restricted shares vest at a rate of 20% on each anniversary of the grant date. RRP expense of $5, $6, and $48, was recorded for the years ended March 31, 2004, 2003, and 2002 respectively.

NOTE 14:  STOCK OPTION PLAN
--------  -----------------

          Stockholders of the Company have approved four stock option plans, under which shares of the Company's common stock has been reserved for issuance to officers, directors and key employees of the Company and its subsidiary. The shares reserved for issuance under the plans are as follows:

                                                                SHARES RESERVED
                                                                 FOR ISSUANCE
                                                                 ------------

              1996 Stock Option and Incentive Plan                 145,475
              1998 Premium Price Stock Option Growth Plan           55,000
              2001 Premium Price Stock Option Growth Plan           55,000
              2003 Premium Price Stock Option Growth Plan           66,000

          All grants under the 1996 Plan are exercisable at the fair market value at the date of the grants. These options vest with the grantees at the rate of 20% per year and are available for exercise, subject to the vesting schedule, for up to ten years from the grant date.

          All grants under the Premium Price Plans are exercisable at 110% of the fair market value at the date of the grants. These options vest immediately and may be exercised at any time up to ten years.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 14:  STOCK OPTION PLAN (Continued)
-------   -----------------

          A summary of the status of the Company's stock option plans as of March 31, 2004, 2003 and 2002 and changes during the years ending on these dates is presented below:

                                                           2004                      2003                       2002
                                                    --------------------      --------------------      ---------------------
                                                                WEIGHTED                  WEIGHTED                   WEIGHTED
                                                                AVERAGE                   AVERAGE                    AVERAGE
                                                                EXERCISE                  EXERCISE                   EXERCISE
                                                    SHARES       PRICE        SHARES       PRICE        SHARES        PRICE
                                                    -------     --------      -------     --------      -------      --------
          Options outstanding at
            beginning of year                       253,935     $  14.38      198,935     $  10.67      200,295      $  10.67
          Granted during the year                    66,000        31.81       55,000        27.78          440         15.23
          Forfeited                                       0         --              0         --         (1,800)        11.13
                                                    -------                   -------                   -------

          Options outstanding at end of year        319,935     $  17.97      253,935     $  14.38      198,935      $  10.67
                                                    =======                   =======                   =======

          Eligible for exercise at end of year      319,385     $  17.99      252,070     $  14.41      195,712      $  10.67
                                                    =======                   =======                   =======

          Weighted average fair value of
            options granted during  the year                    $   6.49                  $   6.91                   $   5.05

          The following information applies to options outstanding at March 31, 2004:

                                            OUTSTANDING                             EXERCISABLE
                                ---------------------------------------        -----------------------
                                             WEIGHTED
                                             AVERAGE           WEIGHTED                       WEIGHTED
              RANGE OF                      REMAINING          AVERAGE                        AVERAGE
              EXERCISE                     CONTRACTUAL         EXERCISE                       EXERCISE
               PRICES           NUMBER        LIFE              PRICE          NUMBER          PRICE

          $ 9.83 - $12.50       181,940      3.4 yrs.           $10.36         181,654         $10.36
          $12.51 - $15.23        16,995      4.9 yrs.            13.76          16,731          13.73
          $20.50                  7,700      8.2 yrs.            20.50           7,700          20.50
          $28.97                 47,300      9.0 yrs.            28.97          47,300          28.97
          $31.81                 66,000      9.5 yrs.            31.81          66,000          31.81
                                -------                                        -------
                                319,935                                        319,385
                                =======                                        =======

NOTE 15:  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
--------  ----------------------------------------------------------

          Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets,

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 15:  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
--------  ----------------------------------------------------------
          (Continued)

          liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

          Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to present overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

          Actual and required capital amounts and ratios are presented below at year-end.

                                                                                                              TO BE WELL
                                                                                                              ----------
                                                                                                          CAPITALIZED UNDER
                                                                                                          -----------------
                                                                             FOR CAPITAL                  PROMPT CORRECTIVE
                                                                             -----------                  -----------------
                                                   ACTUAL                 ADEQUACY PURPOSES               ACTION PROVISIONS
                                                   ------                 -----------------               -----------------
                                           AMOUNT         RATIO         AMOUNT          RATIO          AMOUNT           RATIO
                                           ------         -----         ------          -----          ------           -----
          MARCH 31, 2004
          Total Capital to risk
             weighted assets
              Consolidated                 $27,326        11.7%        >=$18,766        >=8.0%        >=$23,457        >=10.0%
              Bank                         $25,655        11.0%        >=$18,723        >=8.0%        >=$23,404        >=10.0%
           Tier I (Core) Capital
              to risk weighted assets
              Consolidated                 $25,117        10.7%        >=$ 9,383        >=4.0%        >=$14,074        >= 6.0%
              Bank                         $23,446        10.0%        >=$ 9,361        >=4.0%        >=$14,042        >= 6.0%
           Tier I (Core) Capital
              to average assets
              Consolidated                 $25,117         7.5%        >=$13,317        >=4.0%        >=$16,646        >= 5.0%
              Bank                         $23,446         7.0%        >=$13,318        >=4.0%        >=$16,648        >= 5.0%

          MARCH 31, 2003
          Total Capital to risk
             weighted assets
              Consolidated                 $21,099        11.5%        >=$14,704        >=8.0%        >=$18,380        >=10.0%
              Bank                         $19,738        10.8%        >=$14,654        >=8.0%        >=$18,317        >=10.0%
           Tier I (Core) Capital
              to risk weighted assets
              Consolidated                 $19,116        10.4%        >=$ 7,352        >=4.0%        >=$11,028        >= 6.0%
              Bank                         $17,763         9.7%        >=$ 7,327        >=4.0%        >=$10,990        >= 6.0%
           Tier I (Core) Capital
              to average assets
              Consolidated                 $19,116         8.1%        >=$ 9,485        >=4.0%        >=$11,857        >= 5.0%
              Bank                         $17,763         7.6%        >=$ 9,388        >=4.0%        >=$11,735        >= 5.0%

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 15:  CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
--------  ----------------------------------------------------------
          (Continued)

          The Company's principal source of funds is dividends received from the subsidiary bank. Regulations limit the amount of dividends that may be paid by the Company's banking subsidiary without prior approval. During the fiscal year March 31, 2005, approximately $1,764 plus any fiscal year 2005 net profits can be paid by the Company's banking subsidiary without prior regulatory approval.

NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------   -----------------------------------------------------

          The following condensed financial statements summarize the financial position of the Company as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended March 31, 2004, 2003, and 2002:

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------

NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------   -----------------------------------------------------
          (Continued)

                                                         MARCH 31,     MARCH 31,
          STATEMENTS OF FINANCIAL CONDITION                2004          2003
          ---------------------------------              --------      --------
          ASSETS
          *  Cash                                        $   --        $     10
             Temporary investments                              2            27
             Securities available for sale                    549           540
             Accrued interest receivable                        6            11
          *  Note receivable - ESOP                           640           677
          *  Equity in net assets of Bank
                Subsidiary                                 33,527        24,046
          *  Income taxes and other receivables
               due from subsidiary                            166           137
             Other assets                                     428            18
                                                         --------      --------

          TOTAL ASSETS                                   $ 35,318      $ 25,466
                                                         ========      ========

          LIABILITIES
             Accounts payable and accrued expenses       $     91      $     31
             Deferred income taxes                           --              13
                                                         --------      --------
          TOTAL LIABILITIES                                    91            44
                                                         --------      --------

          STOCKHOLDERS' EQUITY
             Common stock                                      17            13
             Additional paid-in capital                    31,100        20,436
             Retained earnings                              6,207         7,721
             Accumulated other comprehensive
               income                                       1,350           751
             Treasury stock                                (2,888)       (2,888)
             Unearned ESOP shares                            (555)         (599)
             Unearned RRP shares                               (4)          (12)
                                                         --------      --------
          TOTAL STOCKHOLDERS' EQUITY                     $ 35,227      $ 25,422
                                                         --------      --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 35,318      $ 25,466
                                                         ========      ========

          * These accounts eliminate upon consolidation.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------


NOTE 16:             CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
-------              -----------------------------------------------------
                     (Continued)

                                                                   YEARS ENDED MARCH 31,
                                                           ------------------------------------
          STATEMENTS OF INCOME                               2004          2003          2002
          --------------------                             --------      --------      --------
          INCOME
          *  Dividends from bank subsidiaries              $  6,196      $    100      $  1,241
          *  Other income - management fees                      60            60            60
          *  Interest income - ESOP loan                         41            43            46
             Interest and dividend income                        53            43            45
                                                           --------      --------      --------

          TOTAL INCOME                                        6,350           246         1,392
                                                           --------      --------      --------

          EXPENSES
             Salaries and benefits                             --            --              10
             Interest expense                                     2          --               3
             Legal and accounting fees                          120            63            61
          *  Corporate management fees                          186           186           186
             Printing and supplies                               16             8            20
             Other professional services                         81            41            35
             Directors fees                                      64            62            62
             Other expenses                                      67            34            46
                                                           --------      --------      --------

          TOTAL EXPENSES                                        536           394           423
                                                           --------      --------      --------

          INCOME BEFORE INCOME TAX AND
             UNDISTRIBUTED SUBSIDIARY INCOME                  5,814          (148)          969
             Income tax benefit (expense)                       128            84            92
             Equity in undistributed subsidiary income         --           2,985         1,139
             Dividends in excess of subsidiary income        (2,317)         --            --
                                                           --------      --------      --------

          NET INCOME                                       $  3,625      $  2,921      $  2,200
                                                           ========      ========      ========

          * These accounts eliminate upon consolidation.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------

NOTE 16:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
--------  -----------------------------------------------------
          (Continued)

                                                                        YEARS ENDED MARCH 31,
                                                                ------------------------------------
    STATEMENTS OF CASH FLOWS                                      2004          2003          2002
    ------------------------                                    --------      --------      --------
          OPERATING ACTIVITIES
             Net income                                         $  3,625      $  2,921      $  2,200
               Adjustments:
                  Depreciation                                        12             4             4
                  Equity in undistributed subsidiary income         --          (2,985)       (1,139)
                  Dividends in excess of subsidiary income         2,317          --            --
                  Earned RRP shares                                    8             7            44
             Decrease (increase) in:
               Accrued interest receivable                             5            (5)            2
               Receivables due from subsidiary                       (29)         (137)         --
               Other assets                                          (36)           99            68
            Increase (decrease)
              Accounts payable and accrued expenses                   44            (4)          (30)
              Other increases                                       --            --              80
                                                                --------      --------      --------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         5,946          (100)        1,229
                                                                --------      --------      --------

          INVESTING ACTIVITIES:
             Repayment on loan receivable from ESOP                   37            37            37
             Purchased equipment                                     (63)         --            --
             Purchased First Federal                              (5,545)         --            --
                                                                --------      --------      --------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (5,571)           37            37
                                                                --------      --------      --------

          FINANCING ACTIVITIES
             Dividends paid                                         (410)         (336)         (340)
             Treasury shares purchased                              --            (334)         (330)
                                                                --------      --------      --------

          NET CASH USED BY FINANCING ACTIVITIES                     (410)         (670)         (670)
                                                                --------      --------      --------

          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                                     (35)         (733)          596

          Cash and Cash Equivalents at
            Beginning of Year                                         37           770           174
                                                                --------      --------      --------

          CASH AND CASH EQUIVALENTS AT
            END OF YEAR                                         $      2      $     37      $    770
                                                                ========      ========      ========

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------

NOTE 17:  BUSINESS COMBINATIONS
--------  ---------------------

          On June 20, 2003, the Company acquired 100 percent of the outstanding common stock of First Federal Financial Bancorp, Inc., headquartered in Ironton, Ohio, the holding company for First Federal Savings Bank of Ironton, which operated three offices in southeastern Ohio. In the transaction, First Federal Savings Bank of Ironton was merged with and into Classic Bank with Classic Bank as the surviving institution. All locations of First Federal are operated as branch offices of Classic Bank. Shareholders of First Federal were able to elect to receive either shares of Classic common stock, $24.00 in cash or a combination of stock and cash subject to the requirement that 50% of First Federal shares were exchanged for cash and 50% were exchanged for Classic common stock. The results of First Federal's operations have been included in the consolidated financial statements since June 20, 2003. Presented below are the net assets acquired from First Federal. Management believes that the assets and liabilities acquired are similar to those of the Company.

                  Cash                                   $  9,573
                  Loans, net                               49,474
                  Securities                                9,490
                  Other assets                              4,088
                  Deposits                                (56,682)
                  FHLB borrowings                          (6,373)
                  Other liabilities                          (813)
                                                         --------
                      Net assets acquired                $  8,757
                                                         ========

          First Federal is located in the market area of the Company and thus, the acquisition enables the Bank to gain market share and affords the Company the opportunity to reduce costs through economies of scale.

          The aggregate purchase price was $11,400, including $5,600 of cash and common stock valued at $5,800 and resulted in goodwill and other intangibles of $3,355. The value of the 228,665 common shares issued was determined based upon the closing market price of Classic's common shares on December 30, 2002, the date the terms of the acquisition were agreed to and announced. Under the terms of the agreement, the number of shares of the Company's common stock for which each First Federal share was exchanged was .9797.

          The purchase price resulted in approximately $2,432 in goodwill and $923 in core deposit and customer relationship intangible. The intangible assets will be amortized over a period of 7-15 years. Goodwill will not be amortized, but instead evaluated periodically for impairment.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------

NOTE 17:  BUSINESS COMBINATIONS (Continued)
-------   ---------------------

          Presented below is pro-forma information as if the acquisition had occurred at the beginning of 2004 and 2003. The pro-forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro-forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                          MARCH 31
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------

          Net interest income                     $   12,409     $   11,470

          Net income                              $    2,610     $    3,062

          Basic income per share                  $     1.86     $     2.18
          Diluted income per share                $     1.69     $     2.01

          The pro-forma information for 2004 included material expense items recorded by First Federal. The material items recorded during the period by First Federal include a provision to the loan loss allowance of $500, and merger expenses of $499. First Federal's merger expenses include employee severance payments, the payment of an employment contract, legal fees, accounting fees, fees paid to an investment banker and data processing termination fees. The total non-recurring expense items for the period net of tax was $660.

NOTE 18:  EARNINGS PER SHARE
--------  ------------------

          The factors used in the earnings per share computation follow.

                                                        2004       2003       2002
                                                       ------     ------     ------
          Basic
               Net income                              $3,625     $2,921     $2,200
                                                       ======     ======     ======

                    Weighted average common shares
                       outstanding                      1,356      1,155      1,168
                                                       ======     ======     ======

               Basic earnings per common share         $ 2.67     $ 2.53     $ 1.88
                                                       ======     ======     ======

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------


NOTE 18:  EARNINGS PER SHARE (Continued)
-------   ------------------

                                                          2004       2003       2002
                                                         ------     ------     ------
          Diluted
               Net income                                $3,625     $2,921     $2,200
                                                         ======     ======     ======

                    Weighted average common shares
                      outstanding for basic earnings
                      per common share                    1,356      1,155      1,168
                    Add: Dilutive effects of assumed
                      exercises of stock options            136        103         76
                                                         ------     ------     ------

               Average shares and dilutive potential
                 common shares                            1,492      1,258      1,244
                                                         ======     ======     ======

               Diluted earnings per common share         $ 2.43     $ 2.32     $ 1.77
                                                         ======     ======     ======

          Stock options for 10,950 shares of common stock were not considered in computing diluted earnings per common share for 2002 because they were antidilutive.

NOTE 19:  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------  -----------------------------------

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. In accordance with SFAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Company.

          The following methods and assumptions were used by the Company in estimating fair values of financial instruments.

          CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate their fair value.

          SECURITIES AVAILABLE FOR SALE - Fair values for investment securities and mortgage-backed and related securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities (Federal Home Loan Bank stock) represents redemption value and approximates fair value.

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------

NOTE 19:   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
-------    -----------------------------------

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

          ACCRUED INTEREST RECEIVABLE AND PAYABLE - The carrying amounts of accrued interest receivable and payable approximate their fair values.

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

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                -----------------

NOTE 19:  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
-------   -----------------------------------

          Based on the methods and assumptions set forth above, the estimated fair value of the Company's financial instruments as of March 31, 2004 and 2003 are as follows:

                                                                  2004                      2003
                                                         ---------------------     ---------------------
                                                         CARRYING       FAIR       CARRYING       FAIR
                                                           VALUE        VALUE        VALUE        VALUE
                                                         --------     --------     --------     --------
          FINANCIAL ASSETS:
            Cash and due from banks                      $  9,155     $  9,155     $  8,125     $  8,125
            Federal funds sold and securities
              purchased under agreements to resell             58           58           24           24
            Securities available-for-sale                  50,916       50,916       37,843       37,843
            Federal Home Loan Bank stock                    2,894        2,894        1,949        1,949
            Loans receivable, net                         257,455      255,828      187,175      198,196
            Accrued interest receivable                     1,446        1,446        1,157        1,157

          FINANCIAL LIABILITIES:
            Certificates of deposit                      $121,304     $121,791     $101,235     $101,470
            Other deposit accounts                        138,937      138,937       88,920       88,920
            Federal funds purchased and securities
              sold under agreements to repurchase           9,168        9,168        4,382        4,383
            Advances from the Federal Home Loan Bank       34,218       34,888       28,126       28,729
            Other short-term borrowings                        12           12            6            6
            Accrued interest payable                          306          306          344          344


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective July 14, 2003, Smith, Goolsby, Artis & Reams, P.S.C. ("Smith Goolsby") resigned as the Company's independent auditor. On the same day, the Company's audit committee engaged Crowe Chizek and Company LLC ("Crowe Chizek") to audit the Company's financial statements for fiscal 2004.

    During the period from April 1, 2001 until the date hereof (i) Smith Goolsby's reports on the Company's financial statements contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles, and (ii) there have been no disagreements with Smith Goolsby on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which was not resolved to the satisfaction of Smith Goolsby which would have caused it to make reference to the subject matter of the disagreement in its reports.

ITEM 8A.  CONTROLS AND PROCEDURES

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

    The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that has materially been affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

    Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

EXECUTIVE OFFICERS

    Information concerning the executive officers of the Company who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Information concerning compliance with Section 16(a) reporting requirements by the Company's directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

    The following table sets forth information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2004. All amounts have been adjusted to reflect the stock dividend paid on November 17, 2003.

                                                Equity Compensation Plan Information
====================================================================================================================================
                                               (a)                                  (b)                        (c)
====================================================================================================================================
Plan Category                                  Number of securities to be issued    Weighted-average           Number of securities
                                               upon exercise of outstanding         exercise price of          remaining available
                                               options, warrants and rights         outstanding options,       for future issuance
                                                                                    warrants and rights        under equity
                                                                                                               compensation plans
                                                                                                               (excluding securities
                                                                                                               reflected in column
                                                                                                               (a))
====================================================================================================================================
Equity compensation plans approved by
security holders:

1.   1996 Recognition and Retention Plan       1.  341 (Awarded but unvested)       1.  N/A                    1.   114
2.   1996 Stock Option and Incentive Plan      2.  145,145(1)                       2.  $10.26                 2.   330
3.   1998 Premium Price Stock Option           3.  53,790                           3.  $11.38                 3. 1,210
       Growth Plan
4.   2001 Premium Price Stock Option           4.  55,000(1)                        4. $27.78                  4. --
       Growth Plan
5.   2003 Premium Price Stock Option           5.  66,000                           5. $31.81                  5. --
      Growth Plan
====================================================================================================================================
Equity compensation plans not approved
by security holders                            N/A                                  N/A                        N/A
====================================================================================================================================
Total                                          320,276(1)                           N/A                        1,654
====================================================================================================================================

(1) Includes issued but unvested options

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS



     REGULATION S-B
     EXHIBIT NUMBER                     DOCUMENT

          3.1 Certification of Incorporation of Classic Bancshares, Inc. (incorporated herein by reference to Classic Bancshares, Inc.'s Registration Statement on Form S-1 initially filed on December 19, 1995, Registration No. 33-87580).

          3.2 Bylaws of Classic Bancshares, Inc. (incorporated herein by reference to Current Report on Form 8-K filed February 25,
                    2003).

          4         Specimen Stock Certificate of Classic Bancshares, Inc.
                    (incorporated by reference to Registration Statement on Form S-4 filed on April 14, 2003, Registration No. 333-104524).

          10.1 Employment Agreement between Classic Bancshares, Inc. and David B. Barbour.

          10.2 Employment Agreement between Classic Bancshares, Inc. and Lisah M. Frazier.


          10.3 Employment Agreement between Classic Bancshares, Inc. and Robert S. Curtis

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

          10.8 2003 Premium Price Stock Option Growth Plan (incorporated herein by reference to Classic Bancshares, Inc.'s Proxy Statement dated July 22, 2003 to which it is attached as Appendix B).

          10.9 Form of Supplemental Retirement Agreement with David B. Barbour (incorporated herein by reference to Registration Statement on Form S-4 filed on April 14, 2003, Registration No. 333-104524)

          14        Code of Ethics

          21        List of Subsidiaries

          23        Consents of Independent Auditors

          31.1 Certification of David B. Barbour pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Lisah M. Frazier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1      Certification of David B. Barbour Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      Certification of Lisah M. Frazier Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002











(b)     REPORTS ON FORM 8-K

           During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated January 28, 2004 to report under Item 12 for Form 8-K the issuance of a press release announcing its earnings for the quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the SEC by July 29, 2004.

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

                                     CLASSIC BANCSHARES, INC.

                                By: /s/ David B. Barbour
                                        ----------------------------------------
                                    David B. Barbour, President, Chief Executive
                                    Officer and Director (Duly Authorized
                                    Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature and Title:  /s/ David B. Barbour         /s/ C. Cyrus Reynolds
                      ------------------------     ------------------------
David B. Barbour, President, Chief Executive       C. Cyrus Reynolds, Chairman of the Board
Officer and Director (Principal Executive and
Operating Officer)

Date:    June 28, 2004                             Date:    June 28, 2004


/s/ Lisah M. Frazier                              /s/       John W. Clark
------------------------------------------        ------------------------------------------
Lisah M. Frazier, Chief Operating Officer          John W. Clark, Director
and Chief Financial Officer  and Director
(Principal Financial and Accounting Officer)

Date:    June 28, 2004                             Date:    June 28, 2004

/s/ Robert L. Bayes                               /s/ E. B. Gevedon
------------------------------------------        ------------------------------------------
Robert L. Bayes, Executive Vice President         E. B. Gevedon, Jr., Vice Chairman of the Board
and Director

Date:    June 28, 2004                            Date:    June 28, 2004


/s/ Robert B. Keifer, Jr.                         /s/ David A. Lang
------------------------------------------        ------------------------------------------
Robert B. Keifer, Jr., Director                   David A. Lang, Director

Date:    June 28, 2004                            Date:    June 28, 2004


/s/ Jeffrey P. Lopez                              /s/ Robert A. Moyer
------------------------------------------        ------------------------------------------
Jeffrey P. Lopez, Director                        Robert A. Moyer, Jr., Director

Date:    June 28, 2004                            Date:    June 28, 2004


                                INDEX TO EXHIBITS



         Number

          10.1 Employment Agreement between Classic Bancshares, Inc. and David B. Barbour

          10.2 Employment Agreement between Classic Bancshares, Inc. and Lisah M. Frazier

          10.3 Employment Agreement between Classic Bancshares, Inc. and Robert S. Curtis

          14        Code of Ethics

          21        Subsidiaries of the Registrant

          23        Consents of Independent Auditors

          31.1 Certification of David B. Barbour pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Lisah M. Frazier pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1      Certification of David B. Barbour Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      Certification of Lisah M. Frazier Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.