Form 10KSB/A
period 2004-03-31
CLASSIC BANCSHARES INC
filed 2004-07-21
CIK 1001627

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                        AMENDMENT NO. ONE TO FORM 10-KSB

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

Explanatory Note: This Amendment No. One to our Annual Report on From 10-KSB is being filed to include the report of Smith, Goolsby, Artis & Reams, P.S.C. dated June 5, 2003 on certain of our financial statments. Such report was inadvertently omitted from the original filing of this Annual Report on Form 10-KSB on June 29, 2004.

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

           The Company declared and paid cash dividends totaling $.31 per share during fiscal 2004. The Company paid a 10% stock dividend on November 17, 2003. The payment of the dividend was in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of this stock dividend. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Classic Bank, which is subject to regulations and continued compliance with all regulatory capital requirements. See Note 15 of the Notes to the Consolidated Financial Statements for information regarding limitations of the subsidiary's ability to pay dividends to the Company.

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

       Securities increased approximately $13.1 million, or 7.0%, from $37.8 million at March 31, 2003 to $50.9 million at March 31, 2004 primarily due to the acquisition of $9.5 million of securities in connection with the acquisition of First Federal, purchases of $11.7 million and an increase in the market value of the available for sale securities of approximately $1.0 million offset by maturities, calls, and principal repayments of $9.1 million.

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

ITEM 7.   FINANCIAL STATEMENTS

                    CLASSIC BANCSHARES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS
  AS OF MARCH 31, 2004 AND 2003...............................................49

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS
  ENDED MARCH 31, 2004, 2003 AND 2002.........................................50

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002...........................51

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR THE YEARS ENDED MARCH 31, 2004, 2003
  AND 2002....................................................................52

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED MARCH 31, 2004, 2003 AND 2002................................53-54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................55-84

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Classic Bancshares, Inc.
Ashland, Kentucky

We have audited the accompanying consolidated statement of financial condition of Classic Bancshares, Inc. and Subsidiary as of March 31, 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position fo Classic Bancshares, Inc. and Subsidiary, as of March 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Smith, Goolsby, Artis & Reams, P.S.C.
-----------------------------------------

Ashland, Kentucky
June 5, 2003

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

          10.1 Employment Agreement between Classic Bancshares, Inc. and David B. Barbour (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

          10.2 Employment Agreement between Classic Bancshares, Inc. and Lisah M. Frazier (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

          10.3 Employment Agreement between Classic Bancshares, Inc. and Robert S. Curtis (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

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

          14 Code of Ethics (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

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

                                     CLASSIC BANCSHARES, INC.

Date:  July 19, 2004                By: /s/ David B. Barbour
     ------------------                 ----------------------------------------
                                    David B. Barbour, President, Chief Executive
                                    Officer and Director (Duly Authorized
                                    Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature and Title:  /s/ David B. Barbour         /s/ C. Cyrus Reynolds
                      ------------------------     ------------------------
David B. Barbour, President, Chief Executive       C. Cyrus Reynolds, Chairman of the Board
Officer and Director (Principal Executive and
Operating Officer)

Date:    July 19, 2004                             Date:    July 19, 2004


/s/ Lisah M. Frazier                              /s/       John W. Clark
------------------------------------------        ------------------------------------------
Lisah M. Frazier, Chief Operating Officer          John W. Clark, Director
and Chief Financial Officer  and Director
(Principal Financial and Accounting Officer)

Date:    July 19, 2004                             Date:    July 19, 2004

/s/ Robert L. Bayes                               /s/ E. B. Gevedon
------------------------------------------        ------------------------------------------
Robert L. Bayes, Executive Vice President         E. B. Gevedon, Jr., Vice Chairman of the Board
and Director

Date:    July 19, 2004                            Date:    July 19, 2004


/s/ Robert B. Keifer, Jr.                         /s/ David A. Lang
------------------------------------------        ------------------------------------------
Robert B. Keifer, Jr., Director                   David A. Lang, Director

Date:    July 19, 2004                            Date:    July 19, 2004


/s/ Jeffrey P. Lopez                              /s/ Robert A. Moyer
------------------------------------------        ------------------------------------------
Jeffrey P. Lopez, Director                        Robert A. Moyer, Jr., Director

Date:    July 19, 2004                            Date:    July 19, 2004


                                INDEX TO EXHIBITS



         Number

          10.1 Employment Agreement between Classic Bancshares, Inc. and David B. Barbour (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

          10.2 Employment Agreement between Classic Bancshares, Inc. and Lisah M. Frazier (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

          10.3 Employment Agreement between Classic Bancshares, Inc. and Robert S. Curtis (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

          14 Code of Ethics (incorporated by reference to Annual Report on Form 10-KSB filed on June 29, 2004).

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