Form 10QSB
period 2004-06-30
CLASSIC BANCSHARES INC
filed 2004-08-16
CIK 1001627

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

          For the quarterly period ended June 30, 2004

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


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 11, 2004, there were 1,407,318 shares of the Registrant's common stock outstanding.

            Transitional Small Disclosure (check one): Yes [ ] No [X]
================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2004
          and March 31, 2004                                                 3

          Consolidated Statements of Income for the three months
          ended June 30, 2004 and 2003                                       4

          Consolidated Statements of Comprehensive Income for
          the three months ended June 30, 2004 and 2003                      5

          Consolidated Statements of Stockholders' Equity for
          the three months ended June 30, 2004                               6

          Consolidated Statements of Cash Flows for the three
          months ended June 30, 2004 and 2003                               7-8

          Notes to Consolidated Financial Statements                       9-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-17

Item 3.   Controls and Procedures                                          16-17

PART II.  OTHER INFORMATION                                                 18

          Signatures                                                        19

          Index to Exhibits                                                 20

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,        March 31,
                                                        2004            2004
                                                     ----------      ----------
                                                            (Unaudited)
                                                           (In Thouands)
ASSETS
  Cash and due from banks                            $   10,041      $    9,155
  Federal funds sold                                         57              58
                                                     ----------      ----------
    Cash and cash equivalents                            10,098           9,213

  Securities available for sale                          46,122          50,916
  Loans receivable, net                                 255,961         257,455
  Foreclosed assets, net                                    827             856
  Accrued interest receivable                             1,524           1,446
  Federal Home Loan Bank stock                            2,923           2,894
  Premises and equipment, net                             8,566           8,288
  Goodwill                                                7,681           7,681
  Other intangible assets                                   784             811
  Prepaid expenses and other assets                       1,489           1,899
                                                     ----------      ----------

TOTAL ASSETS                                         $  335,975      $  341,459
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Non-interest bearing demand deposits               $   29,775      $   29,165
  Savings, NOW, and money market demand deposits        106,816         109,772
  Other time deposits                                   121,592         121,304
                                                     ----------      ----------
                  Total deposits                        258,183         260,241
  Securities sold under agreements to repurchase         11,541           9,168
  Advances from Federal Home Loan Bank                   29,580          34,218
  Other short-term borrowings                                 9              12
  Accrued expenses and other liabilities                  1,450           2,287
  Accrued interest payable                                  298             306
                                                     ----------      ----------

                  Total Liabilities                     301,061         306,232
                                                     ----------      ----------


Stockholders' Equity
  Common stock, $.01 par value, 1,684,443 shares
    issued                                                   17              17
  Additional paid-in capital                             31,134          31,100
  Retained earnings                                       7,147           6,207
  Accumulated other comprehensive income (loss)              52           1,350
  Unearned ESOP shares (59,901 and 61,061 shares)          (545)           (555)
  Unearned RRP shares (210 and 310 shares)                   (3)             (4)
  Treasury stock, at cost (217,014 shares)               (2,888)         (2,888)
                                                     ----------      ----------

                  Total Stockholders' Equity             34,914          35,227
                                                     ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  335,975      $  341,459
                                                     ==========      ==========

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                    2004          2003
                                                 ----------    ----------
                                           (In Thousands, except per share data)
INTEREST INCOME
  Loans                                          $    3,947    $    3,156
  Securities                                            551           480
  Dividends on Federal Home Loan Bank stock              29            20
  Other interest                                          1             2
                                                 ----------    ----------
           Total interest and dividend income         4,528         3,658
                                                 ----------    ----------

INTEREST EXPENSE
  Deposits                                              996           948
  Federal Home Loan Bank advances                       277           244
  Securities sold under repurchase agreements            25            13
  Other short-term borrowings                          --               1
                                                 ----------    ----------
           Total interest expense                     1,298         1,206
                                                 ----------    ----------

           Net interest income                        3,230         2,452

Provision for loss on loans                             135            46
                                                 ----------    ----------

           Net interest income after
              provision for loass on loans            3,095         2,406
                                                 ----------    ----------

NONINTEREST INCOME
  Service charges                                       517           399
  Gain on sale of securities                             17          --
  Secondary market commissions                           25            38
  Other income                                           46            59
                                                 ----------    ----------
           Total noninterest income                     605           496
                                                 ----------    ----------

NONINTEREST EXPENSES
  Employee compensation and benefits                  1,079           902
  Occupancy and equipment expense                       322           273
  Advertising                                            45            96
  Communications                                         71            52
  Franchise and deposit taxes                            79            66
  Directors fees                                         25            24
  Professional fees                                      90            67
  Stationery and supplies                                69            95
  Other operating expenses                              401           303
                                                 ----------    ----------
           Total noninterest expense                  2,181         1,878
                                                 ----------    ----------

INCOME BEFORE INCOME TAXES                            1,519         1,024

           Income tax expense                           467           279
                                                 ----------    ----------

NET INCOME                                       $    1,052    $      745
                                                 ==========    ==========

Basic earnings per share                         $     0.75    $     0.63
                                                 ==========    ==========
Diluted earnings per share                       $     0.68    $     0.57
                                                 ==========    ==========

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                           2004          2003
                                                        ----------    ----------
                                                            (In Thousands)

Net Income                                              $    1,052    $      745
                                                        ----------    ----------

   Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of tax                         (1,287)          501

    Reclassification adjustments for realized (gains)
       losses included in earnings, net of tax                 (11)          --
                                                        ----------    ----------

  Other comprehensive income (loss)                         (1,298)          501
                                                        ----------    ----------

Comprehensive Income (Loss)                             $     (246)   $    1,246
                                                        ==========    ==========






















                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                               ACCUMULATED
                                     COMMON             ADDITIONAL                OTHER      UNEARNED   UNEARNED
                                     SHARES     COMMON   PAID-IN    RETAINED  COMPREHENSIVE    ESOP       RRP     TREASURY
                                   OUTSTANDING  STOCK    CAPITAL    EARNINGS  INCOME (LOSS)   SHARES     SHARES    STOCK     TOTAL
                                   -----------  -----    -------    --------  -------------   ------     ------    -----     -----

Balances at April 1, 2004           1,406,058    $ 17    $ 31,100    $ 6,207     $ 1,350      $ (555)     $ (4)   $(2,888)  $35,227

  Net income for the three months
   ended June 30, 2004                      -       -           -      1,052           -           -         -          -     1,052
  Dividend paid ($.08 per share)            -       -           -       (112)          -           -         -          -      (112)
  Commitment of shares to be
    released under ESOP (1,160)         1,160       -          34          -           -          10         -          -        44
  RRP shares earned (100)                 100       -           -          -           -           -         1          -         1
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    taxes and reclassifications             -       -           -          -      (1,298)          -         -          -    (1,298)
                                    ---------    ----    --------    -------     -------      ------      ----    -------    ------

Balances at June 30, 2004           1,407,318    $ 17    $ 31,134    $ 7,147     $    52      $ (545)     $ (3)   $(2,888)  $34,914
                                    =========    ====    ========    =======     =======      ======      ====    =======   =======









                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                   2004            2003
                                                                ----------      ----------
                                                                      (In Thousands)
OPERATING ACTIVITIES
  Net Income                                                    $    1,052      $      745
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                   203             138
       Provision for loss on loans                                     135              46
       Gain on sale of securities available for sale                   (17)           --
       Loss on foreclosed real estate                                    2            --
       Federal Home Loan Bank stock dividends                          (29)            (20)
       Net amortization of securities                                   47              16
       ESOP shares earned                                               44              31
       RRP shares earned                                                 1               1
  Decrease (increase) in:
       Accrued interest receivable                                     (78)           (126)
       Other assets                                                    379               6
  Increase (decrease) in:
       Accrued interest payable                                         (8)           (189)
       Accounts payable and accrued expenses                          (168)           (144)
                                                                ----------      ----------
                  Net cash provided by operating activities          1,563             504
                                                                ----------      ----------

INVESTING ACTIVITIES
  Securities:
       Proceeds from sale, maturities or calls                         975             202
  Mortgage-backed securities:
       Principal payments                                            1,813             375
  Loan originations and principal payments, net                      1,247          (3,582)
  Proceeds from the sale of foreclosed assets                           76            --
  Purchases of software                                               --               (62)
  Purchases of premises and equipment                                 (422)           (245)
  Proceeds from sale of fixed assets                                    12            --
  Net cash acquired in acquisition                                    --             3,594
                                                                ----------      ----------
                  Net cash provided by investing activities          3,701             282
                                                                ----------      ----------

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                         --------
                                                                   2004            2003
                                                                ----------      ----------
                                                                      (In Thousands)
FINANCING ACTIVITIES
  Net (decrease) increase in deposits                           $   (2,001)     $    1,501
  Net proceeds from FHLB borrowings                                 (4,638)          5,522
  Increase in securities sold under agreements to repurchase         2,375             614
  Net increase in short-term borrowings                                 (3)            464
  Dividends paid                                                      (112)            (83)
                                                                ----------      ----------
          Net cash (used) provided by financing activities          (4,379)          8,018
                                                                ----------      ----------

Increase in cash and cash equivalents                                  885           8,804
Cash and cash equivalent at beginning of period                      9,213           8,185
                                                                ----------      ----------

Cash and cash equivalents at end of period                      $   10,098      $   16,989
                                                                ==========      ==========

Additional cash flows and supplementary information
          Cash paid during the period for:
            Interest on deposits and borrowings                 $    1,305      $    1,206
            Taxes                                               $      300      $      --
          Assets acquired in settlement of loans                $       49      $      --












                             See accompanying notes.

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

            In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of June 30, 2004, and the results of operations for all interim periods presented. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2005.

            Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2004.

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


                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                    2004          2003
                                                    ----          ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income as reported                      $   1,052     $     745
     Deduct:
        Stock-based compensation
        expense determined under fair
        value-based method                             --              1
                                                 ---------     ---------
     Pro forma net income                        $   1,052     $     744
                                                 =========     =========

     Basic earnings per share as reported          $0.75          $0.63
     Pro forma basic earnings per share             0.75           0.63

     Diluted earnings per share as reported         0.68           0.57
     Pro forma diluted earnings per share           0.68           0.57

            PRINCIPLES OF CONSOLIDATION
            ---------------------------
            The financial statements include the accounts of Classic Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Classic Bank. All significant intercompany balances and transactions have been eliminated.

            DIVIDEND
            --------
            The Company paid a 10% stock dividend on November 17, 2003. Per share amounts have been restated for the impact of this stock dividend.

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

                              For the Three Months Ended              For the Three Months Ended
                                    June 30, 2004                            June 30, 2003
                        (In thousands, except per share data)    (In thousands, except per share data)
                        ------------------------------------------------------------------------------
                                                   Per-Share                                Per-Share
                         Income       Shares         Amount       Income       Shares         Amount

Basic EPS                $1,052        1,407          $0.75         $745        1,177          $0.63
Effect of Dilutive
  Securities-Options        --           149        (0.07)           --           120          (0.06)
                        ------------------------------------------------------------------------------
Diluted EPS              $1,052        1,556          $0.68         $745        1,297          $0.57
                        ==============================================================================

            Options to purchase 319,935 shares of common stock were outstanding at June 30, 2004. Options to purchase 253,935 shares of common stock were outstanding at June 30,
2003.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

            The Company's total assets decreased $5.8 million from $341.8 million at March 31, 2004 to $336.0 million at June 30, 2004. The decrease was due primarily to a decrease in loans of $1.5 million and a decrease in securities of $4.8 million.

            Net loans receivable decreased $1.5 million from $257.5 million at March 31, 2004 to $256.0 million at June 30, 2004. The decrease was due primarily to the payout of some large commercial credits offset by loan originations during the period. The Company experienced a slowing of loan demand within the Company's market area during the period.

            Securities decreased approximately $4.8 million from $50.9 million at March 31, 2004 to $46.1 million at June 30, 2004 primarily due to the maturities, calls and principal repayments of $2.8 million and a decline in the market value of these available for sale securities.

            Deposits decreased approximately $2.0 million from $260.2 million at March 31, 2004 to $258.2 million at June 30, 2004. The decrease was due to the outflow of deposits in the normal course of business as well as pricing discipline in an environment of soft loan demand and rising interest rates. The decrease was primarily in interest-bearing demand deposits. Borrowings from FHLB also decreased $4.6 million. Short-term borrowings were repaid during the period due to the decline in loan demand and the roll-off of securities.

            Total stockholders' equity was $34.9 million at June 30, 2004 compared to $35.2 million at March 31, 2004. The decrease was due primarily to a decrease in the market value of available for sale securities and cash dividends paid offset by net income recorded for the period.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
----------------------------------------------------------------------------
ENDED JUNE 30, 2004 AND 2003
----------------------------

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

            The Company reported net income of $1.1 million for the three months ended June 30, 2004 compared to net income of $745,000 for the three months ended June 30, 2003. The increase in net income of $307,000 between the two periods was primarily the result of an increase in net interest income of $778,000 and an increase in non-interest income of $109,000 partially offset by an increase in provision for loss on loans of $89,000, and increase in non-interest expense of $303,000 and an increase in income taxes of $188,000.

            INTEREST INCOME. Total interest income increased $870,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in interest income for the three-month period was due to an increase in the average balance of interest-earning assets of $78.6 million for the three months ended June 30, 2004 offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to an increase in the average balance of loans and securities primarily as a result of the acquisition of First Federal Financial Bancorp, Inc. ("First Federal") completed in June 2003. The average tax equivalent yield on interest-earning assets was 6.0% for the three months ended June 30, 2004 compared to 6.5% for the same period in 2003. The decrease in the yield was due to a portion of interest-earning assets repricing at lower rates between the two periods.

            INTEREST EXPENSE. Interest expense increased $92,000 for the three months ended June 30, 2004 as compared to the same period in 2003. Interest expense increased for the period primarily due to an increase in the average balance of interest-bearing liabilities offset by a decrease in the average rate paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased $64.7 million for the three months ended June 30, 2004 compared to the same period in 2003. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing deposits and FHLB borrowings due primarily to the acquisition of First Federal. The average rate paid on interest-bearing liabilities was 1.9% for the three months ended June 30, 2004 compared to 2.4% for the three months ended June 30, 2003 due to a portion of interest-bearing liabilities repricing at lower rates between the two periods.

            The resulting interest rate spread was 4.1% for the three months ended June 30, 2004 and June 30, 2003. The resulting net interest margin was 4.3% for the three months ended June 30, 2004 compared to 4.5% for the three months ended June 30, 2003.

            PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $135,000 for the three months ended June 30, 2004 compared to $46,000 for the three months ended June 30, 2003. The provision for the three-month period increased as result of specific consumer credits identified during the quarter requiring additional coverage. Management does not feel that this is necessarily a trend in total consumer portfolio but is specific to the credits identified. The provision recorded for the three-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history and the economy in the Company's market area. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

            NON-INTEREST INCOME. Non-interest income increased approximately $109,000 for the three months ended June 30, 2004 compared to the same period in 2003. The increase for the three-month period is primarily the result of an increase in service charges and other fees on deposits of $118,000 for the three-month period, an increase in the gain realized on the sale of securities of $17,000 offset by a decrease in secondary market commissions of $13,000 and a decrease in other income of $13,000. The increase in service charges and other fees on deposits for the periods is the primarily result of increased deposit accounts.

            NON-INTEREST EXPENSE. Non-interest expenses increased $303,000 for the three months ended June 30, 2004 compared to the same period in 2003. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $177,000, an increase in occupancy and equipment expense of $49,000, an increase in communications expense of $19,000, an increase in deposit and franchise taxes of $13,000, an increase in professional fees of $23,000, and an increase in other operating expenses of $99,000 offset by a decrease in advertising of $51,000 and a decrease in stationery and supplies of $26,000.

            Employee compensation and benefits increased primarily due to an increase in the number of employees as a result of the First Federal acquisition. Occupancy and equipment expense increased primarily due to an increase in depreciation expense as a result of additional locations, improvements to existing facilities, and upgrades in equipment. The increase in communications expense and deposit and franchise taxes and other operating expenses was due primarily to increased expenses as a result of the acquisition of First Federal. Professional fees increased primarily as a result of the Company's efforts to upgrade its corporate governance and comply with new regulatory requirements.

            INCOME TAX EXPENSE. Income tax expense increased $188,000 for the three months ended June 30, 2004 primarily due to an increase in income before income taxes for the period.

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

            The Company's allowance for loan losses as of June 30, 2004 was $2.2 million or .9% of total loans. The March 31, 2004 allowance for loan loss was $2.0 million, or .9% of total loans. Activity in the allowance for loan losses is summarized as follows:

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                           2004         2003
                                                         --------     --------
                                                            (IN THOUSANDS)

            Balance at beginning of year                 $  2,209     $  1,975
            Acquisition of First Federal                      --           885
            Provision for losses                              135           46
            Charge-offs                                       160           27
            Recoveries                                         19            9
                                                         --------     --------
            Ending balance                               $  2,203     $  2,888
                                                         ========     ========

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

                                                          JUNE 30,     MARCH 31,
                                                            2004         2004
                                                         --------     --------
                                                            (IN THOUSANDS)

            Non-Accruing Loans                           $    626     $    507
            Accruing Loans Delinquent 90 Days or More       1,338          969
            Foreclosed Assets                                 827          856
                                                         --------     --------
            Total Non-Performing Assets                  $  2,791     $  2,332
                                                         ========     ========
            Total Non-Performing Assets as a
              Percentage of Total Assets                      .8%          .7%

            Total non-performing assets increased $459,000 from March 31, 2004 to June 30, 2004 due primarily to a commercial credit that was part of First Federal portfolio at the time of acquisition. The credit became 90 days past due during the current quarter. This problem credit was identified through pre-acquisition due diligence and reserved for appropriately. Management does not feel that this is an indication of a trend within the Company's commercial portfolio.

            OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of June 30, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At June 30, 2004 and March 31, 2004, cash and cash equivalents totaled $10.1 million and $9.2 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of June 30, 2004 maturing within one year totaled $81.5 million. Management believes based on experience that most of these funds will remain with the Company.

            Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiary of the Company has the ability to borrow funds from the FHLB and other third parties. At June 30, 2004, the Company had $29.6 million in borrowings outstanding with the FHLB and additional borrowing capacity of $90.5 million. On a limited basis, the Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At June 30, 2004, the Company had $11.5 million of repurchase agreements with existing relationship based business customers.

            At June 30, 2004, the Company had outstanding commitments to fund loans of $23.9 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

            Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of June 30, 2004, the capital requirements applicable to Classic Bank and its actual capital ratios. As of June 30, 2004, Classic Bank was in compliance with its capital requirements.

                                              REGULATORY            ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT        CLASSIC BANK
                                          -------------------        ------------
                                          AMOUNT      PERCENT    AMOUNT      PERCENT
                                          ------      -------    ------      -------
                                                        (In Thousands)
            Total Capital
             (to Risk Weighted Assets)   $18,567        8.0%    $26,915        11.6%
            Tier 1 Capital
             (to Adjusted Total Assets)   13,121        4.0      24,712         7.5

            The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of June 30, 2004, the capital requirements applicable to the Company and its actual capital ratios. As of June 30, 2004, the Company was in compliance with its capital requirements.

                                              REGULATORY            ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT  CLASSIC BANCSHARES, INC.
                                          -------------------  ------------------------
                                          AMOUNT      PERCENT    AMOUNT      PERCENT
                                          ------      -------    ------      -------
                                                        (In Thousands)
            Total Capital
             (to Risk Weighted Assets)   $18,642        8.0%    $28,600        12.3%
            Tier 1 Capital
             (to Adjusted Total Assets)   13,158        4.0      26,397         8.0


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


                        ITEM 3 - CONTROLS AND PROCEDURES

            The Company has adopted disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

         b. Reports on Form 8-K

            The Registrant filed the following current reports on Form 8-K during the three months ended June 30, 2004:

            Report filed on June 4, 2004 containing press release, dated June 4, 2004, announcing earnings for the fiscal year and the quarter ended March 31, 2004.

            SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLASSIC BANCSHARES, INC.
                                        REGISTRANT





Date: August 13, 2004             /s/ David B. Barbour
      ---------------             --------------------------------------------
                                  David B. Barbour, President, Chief Executive
                                  Officer and Director (Duly Authorized Officer)





Date: August 13, 2004             /s/ Lisah M. Frazier
      ---------------             --------------------------------------------
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