Form 10QSB
period 2004-09-30
CLASSIC BANCSHARES INC
filed 2004-11-15
CIK 1001627

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

          For the quarterly period ended September 30, 2004

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


     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2004, there were 1,408,478 shares of the Registrant's common stock outstanding.

            Transitional Small Disclosure (check one): Yes [ ] No [X]
================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2004
          and March 31, 2004                                                 3

          Consolidated Statements of Income for the three and six
          months ended September 30, 2004 and 2003                           4

          Consolidated Statements of Comprehensive Income for
          the three and six months ended September 30, 2004 and 2003         5

          Consolidated Statements of Stockholders' Equity for
          the six months ended September 30, 2004                            6

          Consolidated Statements of Cash Flows for the six
          months ended September 30, 2004 and 2003                          7-8

          Notes to Consolidated Financial Statements                       9-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-18

Item 3.   Controls and Procedures                                           18

PART II.  OTHER INFORMATION                                                 19

          Signatures                                                        20

          Index to Exhibits                                                 21

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,     March 31,
                                                         2004            2004
                                                      ----------      ----------
                                                      (Unaudited)
                                                            (In Thouands)
ASSETS
------
  Cash and due from banks                             $   10,455      $    9,155
  Federal funds sold                                          57              58
                                                      ----------      ----------
    Cash and cash equivalents                             10,512           9,213

  Securities available for sale                           47,604          50,916
  Loans receivable, net                                  257,943         257,455
  Foreclosed assets, net                                     757             856
  Accrued interest receivable                              1,491           1,446
  Federal Home Loan Bank stock                             2,954           2,894
  Premises and equipment, net                              8,801           8,288
  Goodwill                                                 7,681           7,681
  Other intangible assets                                    756             811
  Prepaid expenses and other assets                        1,367           1,899
                                                      ----------      ----------

TOTAL ASSETS                                          $  339,866      $  341,459
------------                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                $   30,100      $   29,165
  Savings, NOW, and money market demand deposits          90,342         109,772
  Other time deposits                                    121,828         121,304
                                                      ----------      ----------
                  Total deposits                         242,270         260,241
  Securities sold under agreements to repurchase          11,673           9,168
  Advances from Federal Home Loan Bank                    46,727          34,218
  Other short-term borrowings                                  9              12
  Accrued expenses and other liabilities                   2,208           2,287
  Accrued interest payable                                   303             306
                                                      ----------      ----------

                  Total Liabilities                      303,190         306,232
                                                      ----------      ----------


Stockholders' Equity
  Common stock, $.01 par value, 1,684,443 shares
    issued
                                                              17              17
  Additional paid-in capital                              31,169          31,100
  Retained earnings                                        8,043           6,207
  Accumulated other comprehensive income (loss)              872           1,350
  Unearned ESOP shares (58,741 and 61,061 shares)           (534)           (555)
  Unearned RRP shares (210 and 310 shares)                    (3)             (4)
  Treasury stock, at cost (217,014 shares)                (2,888)         (2,888)
                                                      ----------      ----------

                  Total Stockholders' Equity              36,676          35,227
                                                      ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  339,866      $  341,459
------------------------------------------            ==========      ==========

                            See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     2004           2003           2004           2003
                                                  ----------     ----------     ----------     ----------
                                                                      (In Thousands)
INTEREST INCOME
---------------
  Loans                                           $    3,961     $    3,946     $    7,906     $    7,103
  Securities                                             558            463          1,110            942
  Dividends on Federal Home Loan Bank stock               31             28             60             49
  Other interest                                           1             18              2             19
                                                  ----------     ----------     ----------     ----------
                  Total Interest Income                4,551          4,455          9,078          8,113
                                                  ----------     ----------     ----------     ----------
INTEREST EXPENSE
----------------
  Deposits                                               931          1,122          1,928          2,070
  Federal Home Loan Bank advances                        318            313            594            556
  Securities sold under repurchase agreements             38             18             63             31
  Other short-term borrowings                              1              1           --                3
                                                  ----------     ----------     ----------     ----------
                  Total Interest Expense               1,288          1,454          2,585          2,660
                                                  ----------     ----------     ----------     ----------

                  Net Interest Income                  3,263          3,001          6,493          5,453

Provision for loss on loans                              126             46            261             92
                                                  ----------     ----------     ----------     ----------

                  Net interest income after
                   provision for loss on
                   loans                               3,137          2,955          6,232          5,361
                                                  ----------     ----------     ----------     ----------
NON-INTEREST INCOME
-------------------
  Service charges and other fees                         541            451          1,058            850
  Gain on sale of securities                            --                1             17              1
  Secondary market commissions                            10             49             35             87
  Other income                                            59             78            105            137
                                                  ----------     ----------     ----------     ----------
                  Total Non-Interest Income              610            579          1,215          1,075
                                                  ----------     ----------     ----------     ----------
NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                   1,093          1,016          2,172          1,918
  Occupancy and equipment expense                        329            312            651            585
  Advertising                                             47            143             91            239
  Communications                                          65             74            136            126
  Franchise and deposit taxes                             87             63            167            126
  Directors fees                                          25             25             49             49
  Professional fees                                       99             79            189            145
  Stationery and supplies                                 89            111            158            207
  Other operating expenses                               427            440            830            746
                                                  ----------     ----------     ----------     ----------
                  Total Non-Interest Expense           2,261          2,263          4,443          4,141
                                                  ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                             1,486          1,271          3,004          2,295
--------------------------
                  Income tax expense                     449            366            915            645
                                                  ----------     ----------     ----------     ----------

NET INCOME                                        $    1,037     $      905     $    2,089     $    1,650
----------                                        ==========     ==========     ==========     ==========

Basic earnings per share                          $     0.74     $     0.64     $     1.48     $     1.28
Diluted earnings per share                        $     0.67     $     0.59     $     1.34     $     1.16

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                           -------------------------      --------------------------
                                                              2004           2003            2004            2003
                                                           ----------     ----------      ----------      ----------
                                                                                (In Thousands)

Net Income                                                 $    1,037     $      905      $    2,089      $    1,650
                                                           ----------     ----------      ----------      ----------
     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities
       during the period, net of tax                              820           (672)           (467)           (171)

     Reclassification adjustments for realized (gains)
       losses included in earnings, net of tax                   --                1             (11)              1
                                                           ----------     ----------      ----------      ----------

  Other comprehensive income                                      820           (671)           (478)           (170)
                                                           ----------     ----------      ----------      ----------

Comprehensive Income                                       $    1,857     $      234      $    1,611      $    1,480
                                                           ==========     ==========      ==========      ==========

Accumulated Other Comprehensive Income                     $      872     $      581      $      872      $      581
                                                           ==========     ==========      ==========      ==========











                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                            ACCUMULATED
                                                                               OTHER
                                   COMMON              ADDITIONAL          COMPREHENSIVE UNEARNED  UNEARNED
                                   SHARES      COMMON   PAID-IN    RETAINED    INCOME      ESOP       RRP      TREASURY
                                 OUTSTANDING   STOCK    CAPITAL    EARNINGS    (LOSS)     SHARES    SHARES      STOCK       TOTAL
                                  ---------   -------  ---------   --------   --------   --------   -------   ---------   ---------
Balances at April 1, 2004         1,406,058   $    17  $  31,100   $  6,207   $  1,350   $   (555)  $    (4)  $  (2,888)  $  35,227

  Net income for the six months
   ended September 30, 2004            --        --         --        2,089       --         --        --          --         2,089
  Dividend paid ($.18 per share)       --        --         --         (253)      --         --        --          --          (253)
  Commitment of shares to be
    released under ESOP (2,320)       2,320      --           69       --         --           21      --          --            90
  RRP shares earned (100)               100      --         --         --         --         --           1        --             1
  Change in unrealized gain
    (loss) on available for sale
    securities, net of applicable
    taxes and reclassifications        --        --         --         --         (478)      --        --          --          (478)
                                  ---------   -------  ---------   --------   --------   --------   -------   ---------   ---------

Balances at September 30, 2004    1,408,478   $    17  $  31,169   $  8,043   $    872   $   (534)  $    (3)  $  (2,888)  $  36,676
                                  =========   =======  =========   ========   ========   ========   =======   =========   =========












                            See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 2004          2003
                                                              ----------    ----------
OPERATING ACTIVITIES
--------------------
  Net Income                                                  $    2,089    $    1,650
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 394           346
       Provision for loss on loans                                   261            92
       Gain on sale of securities available for sale                 (17)           (1)
       Gain on sale of fixed assets                                   (2)          (13)
       Loss on foreclosed real estate                                 10            15
       Federal Home Loan Bank stock dividends                        (60)          (49)
       Net amortization of securities                                 95            74
       ESOP shares earned                                             90            66
       RRP shares earned                                               1             2
  Decrease (increase) in:
       Accrued interest receivable                                   (45)           (7)
       Other assets                                                  472           (77)
  Increase (decrease) in:
       Accrued interest payable                                       (2)         (207)
       Accounts payable and accrued expenses                         166          (374)
                                                              ----------    ----------
                  Net cash provided by operating activities        3,452         1,517
                                                              ----------    ----------

INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                     1,662         2,237
       Purchases                                                  (2,087)         --
  Mortgage-backed securities:
       Principal payments                                          2,932         1,889
  Loan originations and principal payments, net                     (979)      (12,888)
  Proceeds from the sale of foreclosed assets                        203            24
  Purchases of software                                               (5)          (46)
  Purchases of premises and equipment                               (787)         (195)
  Proceeds from sale of fixed assets                                  17           245
  Net cash acquired in acquisition                                  --           3,564
                                                              ----------    ----------
                  Net cash provided by investing activities          956        (5,170)
                                                              ----------    ----------



                            See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       2004          2003
                                                                    ----------    ----------
FINANCING ACTIVITIES
--------------------
  Net (decrease) increase in deposits                               $  (17,868)   $   14,065
  Net proceeds from FHLB borrowings                                     12,509        (7,155)
  Increase in securities sold under agreements to repurchase             2,506         4,899
  Net increase in short-term borrowings                                     (3)          264
  Dividends paid                                                          (253)         (185)
                                                                    ----------    ----------
                 Net cash (used) provided by financing activities       (3,109)       11,888
                                                                    ----------    ----------

Increase in cash and cash equivalents                                    1,299         8,235
Cash and cash equivalent at beginning of period                          9,213         8,148
                                                                    ----------    ----------

Cash and cash equivalents at end of period                          $   10,512    $   16,383
                                                                    ==========    ==========

Additional cash flows and supplementary information
                 Cash paid during the period for:
                   Interest on deposits and borrowings              $    2,588    $    2,678
                   Taxes                                            $      300    $      600
                 Assets acquired in settlement of loans             $      113    $      425
















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

            In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of September 30, 2004, and the results of operations for all interim periods presented. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2005.

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

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        2004           2003
                                                     ----------     ----------
                                                          (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)

          Net income as reported                     $    1,037     $      905
          Deduct:
             Stock-based compensation
             expense determined under fair
             value based method                            --              429
                                                     ----------     ----------
          Pro forma net income                       $    1,037     $      476
                                                     ==========     ==========

          Basic earnings per share as reported       $     0.74     $     0.64
          Pro forma basic earnings per share               0.74           0.34

          Diluted earnings per share as reported           0.67           0.59
          Pro forma diluted earnings per share             0.67           0.31

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        2004           2003
                                                     ----------     ----------
                                                          (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)

          Net income as reported                     $    2,089     $    1,650
          Deduct:
             Stock-based compensation
             expense determined under fair
             value based method                            --              430
                                                     ----------     ----------
          Pro forma net income                       $    2,089     $    1,220
                                                     ==========     ==========

          Basic earnings per share as reported       $     1.48     $     1.28
          Pro forma basic earnings per share               1.48            .94

          Diluted earnings per share as reported           1.34           1.16
          Pro forma diluted earnings per share             1.34            .86



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

                                      For the Three Months Ended                       For the Three Months Ended
                                          September 30, 2004                              September 30, 2003
                                  (In thousands, except per share data)          (In thousands, except per share data)
                                 --------------------------------------------------------------------------------------
                                                               Per-Share                                     Per-Share
                                   Income        Shares          Amount         Income         Shares          Amount
                                 ----------     ----------     ----------      ----------     ----------     ----------
          Basic EPS              $    1,037          1,408     $     0.74      $      905          1,403     $     0.64
          Effect of Dilutive
          Securities-Options           --              148          (0.07)           --              135          (0.05)
                                 ----------     ----------     ----------      ----------     ----------     ----------
          Diluted EPS            $    1,037          1,556     $     0.67      $      905          1,538     $     0.59
                                 ==========     ==========     ==========      ==========     ==========     ==========

                                       For the Six Months Ended                        For the Six Months Ended
                                          September 30, 2004                              September 30, 2003
                                  (In thousands, except per share data)          (In thousands, except per share data)
                                 --------------------------------------------------------------------------------------
                                                               Per-Share                                     Per-Share
                                   Income        Shares          Amount         Income         Shares          Amount
                                 ----------     ----------     ----------      ----------     ----------     ----------
          Basic EPS              $    2,089          1,408     $     1.48      $    1,650          1,292     $     1.28
          Effect of Dilutive
          Securities-Options           --              149          (0.14)           --              132          (0.12)
                                 ----------     ----------     ----------      ----------     ----------     ----------
          Diluted EPS            $    2,089          1,557     $     1.34      $    1,650          1,424     $     1.16
                                 ==========     ==========     ==========      ==========     ==========     ==========

            Options to purchase 319,935 shares of common stock were outstanding at September 30, 2004. Options to purchase 319,935 shares of common stock were outstanding at September 30, 2003 but 66,000 of those shares were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

            The Company's total assets decreased $1.6 million from $341.5 million at March 31, 2004 to $339.9 million at September 30, 2004. The decrease was due primarily to a decrease in securities of $3.3 million partially offset by an increase in cash and cash equivalents of $1.3 million and an increase in loans of approximately $488,000.

            Net loans receivable increased approximately $488,000 from $257.5 million at March 31, 2004 to $257.9 million at September 30, 2004. The Company experienced little growth in loans during the period due to a slowing of loan demand within the Company's market area as a result of management's assessment of a temporary softening of the local economy which could be attributable to higher energy prices and increases in interest rates.

            Securities decreased approximately $3.3 million from $50.9 million at March 31, 2004 to $47.6 million at September 30, 2004 primarily due to the maturities, calls and principal repayments of $4.6 million and a decline in the market value of these available for sale securities offset by purchases of $2.1 million.

            Deposits decreased approximately $17.9 million from $260.2 million at March 31, 2004 to $242.3 million at September 30, 2004. The decrease was due primarily to the loss of one public fund account, which amounted to $15.2 million at June 30, 2004. Retention of the deposit was based upon pricing and management felt the cost to retain the deposit was too high. Management chose to replace the deposit with FHLB borrowings at a lower cost. The remainder of the decrease was due to the outflow of deposits in the normal course of business as well as pricing discipline in an environment of soft loan demand and rising interest rates. Borrowings from FHLB increased $12.5 million and repurchase agreements increased $2.5 million.

            Total stockholders' equity was $36.7 million at September 30, 2004 compared to $35.2 million at March 31, 2004. The increase was due primarily to net income recorded for the period offset by a decrease in the market value of available for sale securities and cash dividends paid.

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

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
----------------------------------------

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

            The Company reported net income of $1.0 million for the three months ended September 30, 2004 compared to net income of $905,000 for the three months ended September 30, 2003. The increase in net income of $132,000 between the two periods was primarily the result of an increase in net interest income of $262,000, an increase in non-interest income of $31,000 and a decrease in non-interest expense of $2,000 offset by an increase in provision for loss on loans of $80,000 and an increase in income taxes of $83,000.

            The Company reported net income of $2.1 million for the six months ended September 30, 2004 compared to net income of $1.7 million for the six months ended September 30, 2003. The increase in net income of $439,000 between the two periods was primarily the result of an increase in net interest income of $1.0 million and an increase in non-interest income of $140,000 offset by an increase in provision for loss on loans of $169,000, an increase in non-interest expense of $302,000 and an increase in income taxes of $270,000.

            INTEREST INCOME. Total interest income increased $96,000 for the three months ended September 30, 2004 and $965,000 for the six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003. The increase in interest income for the three and six-month period was due to an increase in the average balance of interest-earning assets of $7.2 million for the three months ended September 30, 2004 and an increase of $42.7 million for the six-month period offset by a decrease in the yield earned on interest-earning assets. The increase in the average balance of interest-earning assets for the three months was due primarily to an increase in the average balance of loans. The increase in the average balance of interest-earning assets for the six months was due primarily to an increase in the average balance of loans and securities primarily as a result of the acquisition of First Federal Financial Bancorp, Inc. ("First Federal") completed in June 2003. The average tax equivalent yield on interest-earning assets was 6.0% for the three and six months ended September 30, 2004 compared to 6.1% and 6.3% for the three and six months ended September 30, 2003.

            INTEREST EXPENSE. Interest expense decreased $166,000 and $75,000 for the three and six months ended September 30, 2004 as compared to the same periods in 2003. Interest expense decreased for the three-month period primarily due to a decrease in the average rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 1.9% for the three months ended September 30, 2004 compared to 2.2% for the same period in 2003 due primarily to a disciplined deposit pricing structure and replacing some higher costing deposits with lower costing FHLB borrowings. The average balance of interest-bearing liabilities decreased $1.7 million for the three months ended September 30, 2004 primarily as a result of a decline in the average balance of interest-bearing deposits.

            Interest expense decreased for the six-month period primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 1.9% for the six months ended September 30, 2004 compared to 2.3% for the six months ended September 30, 2003 due primarily to a disciplined pricing structure and replacing some higher costing deposits with lower costing FHLB borrowings. The average balance of interest-bearing liabilities increased $33.5 million for the six months ended September 30, 2004 compared to the same period in 2003. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing deposits and FHLB borrowings due primarily to the acquisition of First Federal.

            The resulting interest rate spread was 4.1% for the three and six months ended September 30, 2004 compared to 3.9% and 4.0% for the three and six months ended September 30, 2003. The resulting net interest margin was 4.4% for the three and six months ended September 30, 2004 compared to 4.1% and 4.3% for the three and six months ended September 30, 2003.

            PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $126,000 and $261,000 for the three and six months ended September 30, 2004 compared to $46,000 and $92,000 for the three and six months ended September 30, 2003. The provision for the three and six-month period increased as result of specific consumer credits identified during the periods requiring additional coverage. Management does not feel that this is necessarily a trend in the total consumer portfolio but is specific to the credits identified. The provision recorded for the three and six-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history and the economy in the Company's market area. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

            NON-INTEREST INCOME. Non-interest income increased approximately $31,000 and $140,000 for the three and six months ended September 30, 2004 compared to the same period in

2003. Non-interest income increased for the three-month period due to an increase in service charges and other fees on deposits of $90,000, offset by a decrease in gain on sale of securities of $1,000, a decrease in secondary market commissions of $39,000 and a decrease in other income $19,000.

            The increase for the six-month period is primarily the result of an increase in service charges and other fees on deposits of $208,000 and an increase in gain on sale of securities of $16,000, offset by a decrease secondary market commissions of $52,000, and a decrease in other income of $32,000. The increase in service charges and other fees on deposits for the periods is the primarily result of increased deposit accounts.

            NON-INTEREST EXPENSE. Non-interest expenses decreased $2,000 for the three months ended September 30, 2004 compared to the same period in 2003. Non-interest expenses decreased for the three-month period due to a decrease in advertising expense of $96,000 reflecting a 2003 advertising campaign utilizing a national celebrity, a decrease in communications expense of $9,000, a decrease in stationery and supplies of $22,000, and a decrease in other operating expenses of $13,000 offset by an increase in employee compensation and benefits of $77,000, an increase in occupancy and equipment expense of $17,000, an increase in franchise and deposit taxes of $24,000, and an increase in professional fees of $20,000.

            Non-interest expense increased $302,000 for the six-month period due to an increase in employee compensation and benefits of $254,000, an increase in occupancy and equipment expense of $66,000, an increase in communications expense of $10,000, an increase in franchise and deposit taxes of $41,000, an increase in professional fees of $44,000, an increase in ATM expense of $13,000, an increase in postage expense of $13,000, an increase in charitable contributions of $19,000 and an increase in other operating expense of $39,000 offset by a decrease in advertising expense of $148,000, and a decrease in stationery and supplies of $49,000.

            Employee compensation and benefits increased primarily due to an increase in the number of employees as a result of the First Federal acquisition and an increase in ESOP expense attributable to the increase in the Company's stock price between the periods. Occupancy and equipment expense increased primarily due the additional locations from the acquisition of First Federal. Professional fees increased primarily as a result of the Company's efforts to upgrade its corporate governance and comply with new regulatory requirements.

            INCOME TAX EXPENSE. Income tax expense increased $83,000 and $270,00 for the three and six months ended September 30, 2004 primarily due to an increase in income before income taxes for the period.

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

      The Company's allowance for loan losses as of September 30, 2004 was $2.2 million or .9% of total loans. The March 31, 2004 allowance for loan loss was $2.2 million, or .9% of total loans and 91% of total non-performing loans. Activity in the allowance for loan losses is summarized as follows:

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   -------------------------
                                                      2004           2003
                                                   ----------     ----------
                                                         (IN THOUSANDS)
          Balance at beginning of year             $    2,209     $    1,975
          Acquisition of First Federal                   --              885
          Provision for losses                            261             92
          Charge-offs                                     279            343
          Recoveries                                       53             21
                                                   ----------     ----------
          Ending balance                           $    2,244     $    2,630
                                                   ==========     ==========

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

                                                SEPTEMBER 30,     MARCH 31,
                                                    2004            2004
                                                 ----------      ----------
                                                       (IN THOUSANDS)

          Non-Accruing Loans                     $    1,331      $      507
          Accruing Loans Delinquent 90 Days
             or More                                  1,132             969
          Foreclosed Assets                             683             856
                                                 ----------      ----------
          Total Non-Performing Assets            $    3,146      $    2,332
                                                 ==========      ==========
          Total Non-Performing Assets as a
          Percentage of Total Assets                     .9%             .7%

            Total non-performing assets increased $814,000 from March 31, 2004 to September 30, 2004 due partially to a commercial credit that was part of the First Federal portfolio at the time of acquisition. This problem credit was identified through pre-acquisition due diligence and reserved for appropriately. The remainder of the increase was due to 1-4 family mortgages.

            OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of September 30, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 2004 and March 31, 2004, cash and cash equivalents totaled $10.5 million and $9.2 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of September 30, 2004 maturing within one year totaled $80.0 million. Management believes based on experience that most of these funds will remain with the Company.

            Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiary of the Company has the ability to borrow funds from the FHLB and other third parties. At September 30, 2004, the Company had $46.7 million in borrowings outstanding with the FHLB and additional borrowing capacity of $72.6 million. The Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At September 30, 2004, the Company had $11.7 million of repurchase agreements with existing relationship based business customers.

            At September 30, 2004, the Company had outstanding commitments to fund loans of $33.2 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

            Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of September 30, 2004, the capital requirements applicable to Classic Bank and its actual capital ratios. As of September 30, 2004, Classic Bank was in compliance with its capital requirements.

                                                 REGULATORY                  ACTUAL CAPITAL
                                             CAPITAL REQUIREMENT              CLASSIC BANK
                                         --------------------------     -------------------------
                                           AMOUNT          PERCENT        AMOUNT        PERCENT
                                         ----------      ----------     ----------     ----------
                                                           (Dollars in Thousands)
          Total Capital
          (to Risk Weighted Assets)      $   18,695            8.0%     $   28,151           12.1%
          Tier 1 Capital
          (to Adjusted Total Assets)         13,145            4.0          25,907            7.9

            The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of September 30, 2004, the capital requirements applicable to the Company and its actual capital ratios. As of September 30, 2004, the Company was in compliance with its capital requirements.

                                                 REGULATORY                  ACTUAL CAPITAL
                                             CAPITAL REQUIREMENT        CLASSIC BANCSHARES, INC.
                                         --------------------------     -------------------------
                                           AMOUNT          PERCENT        AMOUNT        PERCENT
                                         ----------      ----------     ----------     ----------
                                                           (Dollars in Thousands)
          Total Capital
          (to Risk Weighted Assets)      $   18,703            8.0%     $   29,610           12.7%
          Tier 1 Capital
          (to Adjusted Total Assets)         13,149            4.0          27,366            8.3

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

                        ITEM 3 - CONTROLS AND PROCEDURES

            The Company has adopted disclosure controls and procedures designed to facilitate the Company's financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating and Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Operating and Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

            The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

            PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

               The annual meeting of Shareholders (the "Meeting") of Classic Bancshares, Inc. was held on August 26, 2004. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are as follows:

                      PROPOSAL                                                        NUMBER OF VOTES
                      --------                                                        ---------------
                                                                                                           Broker
                                                                             For          Withheld        Non-votes
                                                                             ---          --------        ---------
          Election of the following directors for the terms indicated:

          C. Cyrus Reynolds (three years)                                 1,187,985           210             0
          David B. Barbour (three years)                                  1,188,095           100             0
          Jeffrey P. Lopez                                                1,187,136         1,059             0

                                                                             For           Against         Abstain
                                                                             ---           -------         -------
          The ratification of the appointment of Crowe Chizek and
          Company LLC as the Company's auditors for the fiscal year
          ending March 31, 2005.                                          1,187,129         1,010             56

Item 5.   Other Information
          None.

Item 6.   Exhibits

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


                                          CLASSIC BANCSHARES, INC.
                                          REGISTRANT





Date:     November 12, 2004               /s/ David B. Barbour
          -----------------------         --------------------------------------
                                          David B. Barbour, President, Chief
                                          Executive Officer and Director (Duly
                                          Authorized Officer)





Date:     November 12, 2004               /s/ Lisah M. Frazier
          -----------------------         --------------------------------------
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