Form 10QSB
period 2004-12-31
CLASSIC BANCSHARES INC
filed 2005-02-14
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ___________________


                                   FORM 10-QSB

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2004

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

     As of February 4, 2005, there were 1,540,530 shares of the Registrant's common stock outstanding.

     Transitional Small Disclosure (check one):      Yes [_]    No [X]

================================================================================

                            CLASSIC BANCSHARES, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2004
          and March 31, 2004 ............................................      3

          Consolidated Statements of Income for the three and
          nine months ended December 31, 2004 and 2003 ..................      4

          Consolidated Statements of Comprehensive Income for the
          three and nine months ended December 31, 2004 and 2003 ........      5

          Consolidated Statements of Stockholders' Equity for the
          nine months ended December 31, 2004 ...........................      6

          Consolidated Statements of Cash Flows for the nine
          months ended December 31, 2004 and 2003 .......................    7-8

          Notes to Consolidated Financial Statements ....................   9-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................  12-19

Item 3.   Controls and Procedures .......................................     19




PART II.  OTHER INFORMATION .............................................     20

          Signatures ....................................................     21

          Index to Exhibits .............................................     22

                            CLASSIC BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,      MARCH 31,
                                                              2004            2004
                                                          ------------    ------------
                                                           (UNAUDITED)
                                                                (IN THOUANDS)
ASSETS
------
  Cash and due from banks                                 $     10,834    $      9,155
  Federal funds sold                                                57              58
                                                          ------------    ------------
    Cash and cash equivalents                                   10,891           9,213

  Securities available for sale                                 46,379          50,916
  Loans receivable, net                                        263,560         257,455
  Foreclosed assets, net                                           305             856
  Accrued interest receivable                                    1,527           1,446
  Federal Home Loan Bank stock                                   2,986           2,894
  Premises and equipment, net                                    9,266           8,288
  Goodwill                                                       7,681           7,681
  Other intangible assets                                          729             811
  Prepaid expenses and other assets                              2,228           1,899
                                                          ------------    ------------
TOTAL ASSETS                                              $    345,552    $    341,459
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
  Non-interest bearing demand deposits                    $     31,165    $     29,165
  Savings, NOW, and money market demand deposits                90,429         109,772
  Other time deposits                                          120,035         121,304
                                                          ------------    ------------
              Total deposits                                   241,629         260,241
  Securities sold under agreements to repurchase                11,172           9,168
  Advances from Federal Home Loan Bank                          49,277          34,218
  Other short-term borrowings                                       25              12
  Accrued expenses and other liabilities                         2,192           2,287
  Accrued interest payable                                         323             306
                                                          ------------    ------------
              Total Liabilities                                304,618         306,232
                                                          ------------    ------------

Stockholders' Equity
  Common stock, $.01 par value, 1,684,443 shares issued             17              17
  Additional paid-in capital                                    33,011          31,100
  Retained earnings                                              8,756           6,207
  Accumulated other comprehensive income (loss)                    822           1,350
  Unearned ESOP shares (57,578 and 61,061 shares)                 (523)           (555)
  Unearned RRP shares (210 and 310 shares)                          (3)             (4)
  Treasury stock, at cost (86,125 and 217,014 shares)           (1,146)         (2,888)
                                                          ------------    ------------
              Total Stockholders' Equity                        40,934          35,227
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    345,552    $    341,459
                                                          ============    ============

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
                                                ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
INTEREST INCOME
---------------
  Loans                                         $      4,127   $      3,972   $     12,034   $     11,074
  Securities                                             545            551          1,654          1,493
  Dividends on Federal Home Loan Bank stock               32             29             92             77
  Other interest                                           3              8              4             27
                                                ------------   ------------   ------------   ------------
              TOTAL INTEREST INCOME                    4,707          4,560         13,784         12,671
                                                ------------   ------------   ------------   ------------

INTEREST EXPENSE
----------------
  Deposits                                               942          1,067          2,870          3,138
  Federal Home Loan Bank advances                        375            293            969            849
  Securities sold under repurchase agreements             54             24            117             55
  Other short-term borrowings                             --              1             --              3
                                                ------------   ------------   ------------   ------------
              TOTAL INTEREST EXPENSE                   1,371          1,385          3,956          4,045
                                                ------------   ------------   ------------   ------------

              NET INTEREST INCOME                      3,336          3,175          9,828          8,626

Provision for loss on loans                              202             66            462            158
                                                ------------   ------------   ------------   ------------

              NET INTEREST INCOME AFTER
               PROVISION FOR LOSS ON
               LOANS                                   3,134          3,109          9,366          8,468
                                                ------------   ------------   ------------   ------------

NON-INTEREST INCOME
-------------------
  Service charges and other fees                         522            418          1,581          1,269
  Gain on sale of securities                              --              1             17              2
  Secondary market commissions                            13             15             47            102
  Other income                                            81             65            186            203
                                                ------------   ------------   ------------   ------------
              TOTAL NON-INTEREST INCOME                  616            499          1,831          1,576
                                                ------------   ------------   ------------   ------------

NON-INTEREST EXPENSES
---------------------
  Employee compensation and benefits                   1,319          1,076          3,491          2,993
  Occupancy and equipment expense                        335            334            986            919
  Advertising                                             53             83            145            321
  Communications                                          64             64            200            190
  Franchise and deposit taxes                             87             66            253            192
  Directors fees                                          25             24             74             74
  Professional fees                                      171             80            360            219
  Stationery and supplies                                 72             73            230            279
  Other operating expenses                               417            395          1,247          1,149
                                                ------------   ------------   ------------   ------------
              TOTAL NON-INTEREST EXPENSE               2,543          2,195          6,986          6,336
                                                ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                             1,207          1,413          4,211          3,708
-------------------------
              Income tax expense                         353            410          1,268          1,055
                                                ------------   ------------   ------------   ------------

NET INCOME                                      $        854   $      1,003   $      2,943   $      2,653
----------                                      ============   ============   ============   ============

Basic earnings per share                        $       0.60   $       0.71   $       2.09   $       1.98
Diluted earnings per share                      $       0.55   $       0.65   $       1.89   $       1.80

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
                                                ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)




NET INCOME                                      $        854   $      1,003   $      2,943   $      2,653
                                                ------------   ------------   ------------   ------------
  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on
    securities during the period, net of tax             (50)           354           (517)           185

  Reclassification adjustments for realized
    (gains) losses included in earnings,
    net of tax                                            --             --            (11)            (1)
                                                ------------   ------------   ------------   ------------

  Other comprehensive income                             (50)           354           (528)           184
                                                ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                            $        804   $      1,357   $      2,415   $      2,837
                                                ============   ============   ============   ============






                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                          ACCUMULATED
                            COMMON               ADDITIONAL                  OTHER
                            SHARES      COMMON     PAID-IN    RETAINED   COMPREHENSIVE  UNEARNED    UNEARNED   TREASURY
                          OUTSTANDING    STOCK     CAPITAL    EARNINGS   INCOME (LOSS) ESOP SHARES RRP SHARES    STOCK     TOTAL
                           ---------   ---------  ---------   ---------    ---------   ---------   ---------   ---------  ---------
BALANCES AT
  APRIL 1, 2004            1,406,058   $      17  $  31,100   $   6,207    $   1,350   $    (555)  $      (4)  $  (2,888) $  35,227

  Net income for the nine
    months ended December
    31, 2004                      --          --         --       2,943           --          --          --          --      2,943
  Dividend paid ($.28 per
    share)                        --          --         --        (394)          --          --          --          --       (394)
  Commitment of shares to
    be released under ESOP     3,483          --        106          --           --          32          --          --        138
  RRP shares earned              100          --         --          --           --          --           1          --          1
  Stock options exercised    130,889          --        598          --           --          --          --       1,742      2,340
  Tax benefit
    recorded - stock
    options                       --          --      1,207                                                                   1,207
  Change in unrealized
    gain (loss) on
    available for sale
    securities, net of
    applicable taxes and
    reclassifications             --          --         --          --         (528)         --          --          --       (528)
                           ---------   ---------  ---------   ---------    ---------   ---------   ---------   ---------  ---------
BALANCES AT
  DECEMBER 31, 2004        1,540,530   $      17  $  33,011   $   8,756    $     822   $    (523)  $      (3)  $  (1,146) $  40,934
                           =========   =========  =========   =========    =========   =========   =========   =========  =========




                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
OPERATING ACTIVITIES
--------------------
  Net Income                                               $      2,943    $      2,653
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                600             653
       Provision for loss on loans                                  462             158
       Gain on sale of securities available for sale                (17)             (2)
       Gain on sale of fixed assets                                  (2)            (13)
       Loss on foreclosed real estate                                48              20
       Federal Home Loan Bank stock dividends                       (91)            (77)
       Net amortization of securities                               139             208
       ESOP shares earned                                           138             111
       RRP shares earned                                              1               7
       Tax benefit for stock options                              1,207              --
  Decrease (increase) in:
       Accrued interest receivable                                  (81)           (127)
       Other assets                                                (328)             18
  Increase (decrease) in:
       Accrued interest payable                                      17            (219)
       Accounts payable and accrued expenses                        177            (239)
                                                           ------------    ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES           5,213           3,151
                                                           ------------    ------------


INVESTING ACTIVITIES
--------------------
  Securities:
       Proceeds from sale, maturities or calls                    1,872           2,398
       Purchases                                                 (2,087)           (971)
  Mortgage-backed securities:
       Purchased                                                     --         (10,698)
       Principal payments                                         3,816           2,809
  Loan originations and principal payments, net                  (6,929)        (18,707)
  Proceeds from the sale of foreclosed assets                       707              88
  Purchases of software                                             (10)           (230)
  Purchases of premises and equipment                            (1,472)           (445)
  Proceeds from sale of fixed assets                                 17             245
  Net cash acquired in acquisition                                   --           3,564
                                                           ------------    ------------
              NET CASH USED IN INVESTING ACTIVITIES              (4,086)        (21,947)
                                                           ------------    ------------

                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
FINANCING ACTIVITIES
--------------------
  Net (decrease) increase in deposits                          $    (18,472)   $      9,197
  Net proceeds from FHLB borrowings                                  15,059           4,552
  Increase in securities sold under agreements to repurchase          2,005           4,789
  Net increase in short-term borrowings                                  13             342
  Stock option exercised                                              2,340              --
  Dividends paid                                                       (394)           (297)
                                                               ------------    ------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              551          18,583
                                                               ------------    ------------

Increase (decrease) in cash and cash equivalents                      1,678            (213)
Cash and cash equivalents at beginning of period                      9,213           8,148
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     10,891    $      7,935
                                                               ============    ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
       CASH PAID DURING THE PERIOD FOR:
              Interest on deposits and borrowings              $      3,939    $      4,075
              Taxes                                            $        950    $        900
              Assets acquired in settlement of loans           $        196    $        708


                             See accompanying notes.

                            CLASSIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         ---------------------
         The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of Classic Bancshares, Inc. as of December 31, 2004, and the results of operations for all interim periods presented. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2005.

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

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net income as reported                     $        854   $      1,003
         Deduct:
            Stock-based compensation expense
            determined under fair value based method          --             --
                                                    ------------   ------------
         Pro forma net income                       $        854   $      1,003
                                                    ============   ============

         Basic earnings per share as reported       $       0.60   $       0.71
         Pro forma basic earnings per share                 0.60           0.71

         Diluted earnings per share as reported             0.55           0.65
         Pro forma diluted earnings per share               0.55           0.65

                                                        NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Net income as reported                     $      2,943   $      2,653
         Deduct:
            Stock-based compensation
            expense determined under fair
            value based method                                --            430
                                                    ------------   ------------
         Pro forma net income                       $      2,943   $      2,223
                                                    ============   ============

         Basic earnings per share as reported       $       2.09   $       1.98
         Pro forma basic earnings per share                 2.09           1.66

         Diluted earnings per share as reported             1.89           1.80
         Pro forma diluted earnings per share               1.89           1.51

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

                          For the Three Months Ended              For the Three Months Ended
                               December 31, 2004                       December 31, 2003
                     (In thousands, except per share data)   (In thousands, except per share data)
                     ------------------------------------    ------------------------------------
                                               Per-Share                               Per-Share
                       Income       Shares       Amount        Income       Shares       Amount
                     ----------   ----------   ----------    ----------   ----------   ----------
Basic EPS            $      854        1,412   $     0.60    $    1,003        1,405   $     0.71
Effect of
Dilutive
Securities-Options           --          151        (0.05)           --          138        (0.06)
                     ----------   ----------   ----------    ----------   ----------   ----------
Diluted EPS          $      854        1,563   $     0.55    $    1,003        1,543   $     0.65
                     ==========   ==========   ==========    ==========   ==========   ==========

                           For the Nine Months Ended               For the Nine Months Ended
                               December 31, 2004                       December 31, 2003
                     (In thousands, except per share data)   (In thousands, except per share data)
                     ------------------------------------    ------------------------------------
                                               Per-Share                               Per-Share
                       Income       Shares       Amount        Income       Shares       Amount
                     ----------   ----------   ----------    ----------   ----------   ----------
Basic EPS            $    2,943        1,409   $     2.09    $    2,653        1,337   $     1.98
Effect of
Dilutive
Securities-Options           --          149        (0.20)           --          133        (0.18)
                     ----------   ----------   ----------    ----------   ----------   ----------
Diluted EPS          $    2,943        1,558   $     1.89    $    2,653        1,470   $     1.80
                     ==========   ==========   ==========    ==========   ==========   ==========


         Options to purchase 189,046 shares of common stock were outstanding at December 31, 2004. Options to purchase 319,935 shares of common stock were outstanding at December 31, 2003. On December 31, 2004, a total of 130,889 options were exercised. All options exercised were non-qualified options. In connection with the exercise of the options, the Company recorded a tax benefit of $1.2 million.

(3)      RECENT DEVELOPMENTS

         On December 29, 2004, the Company entered into a definitive agreement with City Holding Company for City Holding to merge with the Company and its wholly-owned subsidiary, Classic Bank. City Holding Company is a $2.2 billion financial holding company headquartered in Cross Lanes, West Virginia. City Holding operates 56 branch locations and 64 ATMs serving communities across West Virginia and Ohio. It is anticipated that the transaction will be completed in the second quarter of 2005, pending regulatory approvals, the approval of the shareholders of Classic and completion of other customary closing conditions.

         Under the terms of the agreement, shareholders of Classic will receive ..9624 shares of City common stock and $11.08 in cash for each share of Classic common stock owned by them. The total transaction value as of December 28, 2004, was estimated at $77.4 million.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Company's total assets increased $4.1 million from $341.5 million at March 31, 2004 to $345.6 million at December 31, 2004. The increase was due primarily to an increase in loans of approximately $6.1 million, an increase in cash and cash equivalents of $1.7 million and an increase in premises and equipment of $978,000 partially offset by a decrease in securities of $4.5 million and a decrease in foreclosed assets of $551,000.

         Net loans receivable increased approximately $6.1 million from $257.5 million at March 31, 2004 to $263.6 million at December 31, 2004. The Company experienced the majority of growth in loans during the current quarter. The majority of the growth during the quarter was in commercial loans. The Company experienced little growth in consumer loans during the period due to a slowing of loan demand within the Company's market area. Management believes this was caused by a softening of the local economy, which could be attributable to higher energy prices and increases in interest rates.

         Securities decreased approximately $4.5 million from $50.9 million at March 31, 2004 to $46.4 million at December 31, 2004 primarily due to the maturities, calls and principal repayments of $5.7 million and a decline in the market value of these available for sale securities offset by purchases of $2.1 million.

         Deposits decreased approximately $18.6 million from $260.2 million at March 31, 2004 to $241.6 million at December 31, 2004. The decrease was due primarily to the loss of one public fund account, which amounted to $15.2 million at June 30, 2004. Retention of the deposit was based upon pricing and management felt the cost to retain the deposit was too high. Management chose to replace the deposit with FHLB borrowings at a lower cost. The remainder of the decrease was due to the outflow of deposits in the normal course of business as well as pricing discipline in an environment of soft loan demand and rising interest rates. Borrowings from FHLB increased $15.1 million and repurchase agreements increased $2.0 million.

         Total stockholders' equity was $41.0 million at December 31, 2004 compared to $35.2 million at March 31, 2004. The increase was due primarily to net income recorded for the period, the exercise of stock options and a tax benefit recorded in connection with the exercise of stock options offset by a decrease in the market value of available for sale securities and cash dividends paid.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area including unemployment levels and plant closings, changes in real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition and merger expenses that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS - COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE
------------------------------------------------------------------------------
MONTHS ENDED DECEMBER 31, 2004 AND 2003
---------------------------------------

         GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general, administrative and merger expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

         The Company reported net income of $854,000 for the three months ended December 31, 2004 compared to net income of $1.0 million for the three months ended December 31, 2003. The decrease in net income of $149,000 between the two periods was primarily the result of an increase in provision for loss on loans of $136,000, and increase in non-interest expense of $348,000 offset by an increase in net interest income of $161,000, an increase in non-interest income of $117,000 and a decrease in income taxes of $57,000.

         The Company reported net income of $2.9 million for the nine months ended December 31, 2004 compared to net income of $2.7 million for the nine months ended December 31, 2003. The increase in net income of $290,000 between the two periods was primarily the result of an increase in net interest income of $1.2 million and an increase in non-interest income of $255,000 offset by an increase in provision for loss on loans of $304,000, an increase in non-interest expense of $650,000 and an increase in income taxes of $213,000.

         INTEREST INCOME. Total interest income increased $147,000 for the three months ended December 31, 2004 and $1.1 million for the nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003. The increase in interest income for the three and nine-month period was due to an increase in the average balance of interest-earning assets of $3.3 million for the three months ended December 31, 2004 and an increase of $29.4 million for the nine-month period. The increase in the average balance of interest-earning assets for the three months was due primarily to an increase in the average balance of loans. The increase in the average balance of interest-earning assets for the nine months was due primarily to an increase in the average balance of loans and securities primarily as a result of the acquisition of First Federal Financial Bancorp, Inc. ("First Federal") completed in June 2003. The average tax equivalent yield on interest-earning assets was 6.2% for the three and nine months ended December 31, 2004 compared to 6.0% and 6.2% for the three and nine months ended December 31, 2003 due to an increase in interest rates.

         INTEREST EXPENSE. Interest expense decreased $14,000 and $89,000 for the three and nine months ended December 31, 2004 as compared to the same periods in 2003. Interest expense only decreased slightly for the three-month period primarily due to a small decrease in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.0% for the three months ended December 31, 2004 and 2003. The Company has been able to maintain the average rate paid due primarily to a disciplined deposit pricing structure. The average balance of interest-bearing liabilities decreased $3.0 million for the three months ended December 31, 2004 primarily as a result of a decline in the average balance of interest-bearing deposits as the Company has shifted some its deposits to non-interest bearing deposits.

         Interest expense decreased for the nine-month period primarily due to a decrease in the average rate paid on interest-bearing liabilities offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.0% for the nine months ended December 31, 2004 compared to 2.2% for the nine months ended December 31, 2003 due primarily to a disciplined pricing structure and replacing some higher costing deposits with lower costing FHLB borrowings. The average balance of interest-bearing liabilities increased $21.3 million for the nine months ended December 31, 2004 compared to the same period in 2003. The increase in these balances is primarily the result of an increase in the average balance of interest-bearing deposits and FHLB borrowings due primarily to the acquisition of First Federal.

         The resulting interest rate spread was 4.2% for the three and nine months ended December 31, 2004 compared to 4.0% for the three and nine months ended December 31, 2003. The resulting net interest margin was 4.4% for the three and nine months ended December 31, 2004 compared to 4.2% and 4.3% for the three and nine months ended December 31, 2003.

         PROVISION FOR LOAN LOSSES. The Company's provision for loan losses totaled $202,000 and $462,000 for the three and nine months ended December 31, 2004 compared to $66,000 and $158,000 for the three and nine months ended December 31, 2003. The provision for the three and nine-month period increased as result of specific consumer and commercial credits identified during the periods requiring additional coverage. The specific identified credits were not geographically concentrated in any of the Company's specific market areas so as to characterize trends within the Company's specific market areas, but rather driven by general situational circumstances of individual customers of the Company. Additionally, the increases recorded over prior periods were evenly stratified across each of the Company's individual loan categories, therefore leading to the assessment that increases were situational in nature and not representing trends with the Company's loan portfolio. The provision recorded for the three and nine-month period was based on management's evaluation of the Company's current portfolio including factors such as the quality of the portfolio, the increase in loans that are not secured by 1-4 family real estate, the level of non-performing loans, charge-off history and the economy in the Company's market area. Management continually monitors the Company's allowance for loan losses and makes adjustments as economic conditions, portfolio quality and portfolio diversity dictates. Although the Company maintains its allowance for loan losses at a level which the Board considers to be adequate to provide for probable incurred losses on existing loans, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased approximately $117,000 and $255,000 for the three and nine months ended December 31, 2004 compared to the same period in 2003. Non-interest income increased for the three-month period due to an increase in service charges and other fees on deposits of $104,000 and an increase in other income of $16,000 offset by a decrease in gain on sale of securities of $1,000 and a decrease in secondary market commissions of $2,000.

         The increase for the nine-month period is primarily the result of an increase in service charges and other fees on deposits of $312,000 and an increase in gain on sale of securities of $15,000, offset by a decrease in secondary market commissions of $55,000, and a decrease in other income of $17,000. The increase in service charges and other fees on deposits for the periods is the primarily result of increased deposit accounts.

         NON-INTEREST EXPENSE. Non-interest expenses increased $348,000 for the three months ended December 31, 2004 compared to the same period in 2003. Non-interest expenses increased for the three-month period due to an increase in employee compensation and benefits of $243,000, an increase in franchise and deposit taxes of $21,000, an increase in professional fees of $91,000 and an increase in other operating expenses of $22,000 offset by a decrease in advertising of $30,000.

         Non-interest expense increased $650,000 for the nine-month period due to an increase in employee compensation and benefits of $498,000, an increase in occupancy and equipment expense of $67,000, an increase in communications expense of $10,000, an increase in franchise and deposit taxes of $61,000, an increase in professional fees of $141,000, an increase in ATM expense of $3,000, an increase in postage expense of $7,000, an increase in charitable contributions of $11,000 and an increase in other operating expense of $77,000 offset by a decrease in advertising expense of $176,000, and a decrease in stationery and supplies of $49,000.

         Employee compensation and benefits increased during the three and nine-month period due primarily to the advance of $200,000 to the CEO of the termination payment under his employment contract which will become applicable when the proposed merger with City Holding is completed. The advance was made with the approval of City Holding in an attempt to ensure that such termination payment will be tax deductible. Employee compensation and benefits also increased primarily due to an increase in the number of employees as a result of the First Federal acquisition and an increase in ESOP expense attributable to the increase in the Company's stock price between the periods. Occupancy and equipment expense increased primarily due the additional locations from the acquisition of First Federal. Professional fees increased primarily as a result of the Company's efforts to upgrade its corporate governance and comply with new regulatory requirements and additional legal and investment banking fees related the proposed merger with City Holding.

         INCOME TAX EXPENSE. Income tax expense decreased $57,000 for the three months ended December 31, 2004 primarily due to a decrease in income before income taxes for the period. Income tax expense increased $213,000 for the nine months ended December 31, 2004 primarily due to an increase in income before income taxes for the period.


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

         The Company's allowance for loan losses as of December 31, 2004 was $2.3 million or .9% of total loans and 141% of total non-performing loans. The March 31, 2004 allowance for loan loss was $2.2 million, or .9% of total loans and 91% of total non-performing loans. Activity in the allowance for loan losses is summarized as follows:

                                                       NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
                                                         (IN THOUSANDS)
         Balance at beginning of year             $      2,209    $      1,975
         Acquisition of First Federal                       --             885
         Provision for losses                              462             158
         Charge-offs                                      (503)           (826)
         Recoveries                                         93              36
                                                  ------------    ------------
         Ending balance                           $      2,261    $      2,228
                                                  ============    ============

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

                                                DECEMBER 31, 2004 MARCH 31, 2004
                                                   ------------    ------------
                                                          (IN THOUSANDS)
         Non-Accruing Loans                        $      1,062    $        507
         Accruing Loans Delinquent 90 Days or More          537             969
         Foreclosed Assets                                  305             856
                                                   ------------    ------------
         Total Non-Performing Assets               $      1,904    $      2,332
                                                   ============    ============
         Total Non-Performing Assets as a
           Percentage of Total Assets                        .6%             .7%

         Total non-performing assets decreased $428,000 from March 31, 2004 to December 31, 2004 due primarily to a decline in foreclosed assets. The decline was primarily attributable to the Company's sale of a 1-4 family residence during the quarter that was included in foreclosed assets at March 31, 2004.

         OTHER ASSETS OF CONCERN. Other than the non-performing assets set forth in the table above, as of December 31, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 2004 and March 31, 2004, cash and cash equivalents totaled $10.9 million and $9.2 million, respectively. The Company's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of and interest payments on investment securities and principal and interest payments from mortgage-backed securities, deposits and Federal Home Loan Bank of Cincinnati advances and other borrowings. While scheduled loan and mortgage-backed security repayments and proceeds from maturing investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. Certificates of deposit as of December 31, 2004 maturing within one year totaled $76.0 million. Management believes based on experience that most of these funds will remain with the Company. The Company's ability to attract and retain deposits could be limited by a provision in the merger agreement between the Company and City Holding prohibiting deposit rate increases in excess of the market average without City Holding's approval.

         Liquidity management is both a short- and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, projected purchases of investment and mortgage-backed securities, expected deposit flows, yields available on other assets, and the liquidity goals of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset funds. If funds are required beyond the funds generated internally, the subsidiary of the Company has the ability to borrow funds from the FHLB and other third parties. At December 31, 2004, the Company had $49.3 million in borrowings outstanding with the FHLB and additional borrowing capacity of approximately $70.0 million. The Company at times utilizes repurchase agreements for the generation of additional funds from our established relationship business customers. At December 31, 2004, the Company had $11.2 million of repurchase agreements with existing relationship based business customers.

         At December 31, 2004, the Company had outstanding commitments to fund loans of $25.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity with the FHLB.

         Classic Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). The following table summarizes, as of December 31, 2004, the capital requirements applicable to Classic Bank and its actual capital ratios. As of December 31, 2004, Classic Bank was in compliance with its capital requirements.

                                              REGULATORY               ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT           CLASSIC BANK
                                        -----------------------    -----------------------
                                          AMOUNT      PERCENT        AMOUNT      PERCENT
                                        ----------   ----------    ----------   ----------
                                                      (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)    $   19,124          8.0%   $   29,016         12.1%
         Tier 1 Capital
           (to Adjusted Total Assets)       13,355          4.0        26,755          8.0

         The Company is subject to the regulatory capital requirements of the Federal Reserve Board that generally parallels the capital requirements for FDIC insured banks. The following table summarizes, as of December 31, 2004, the capital requirements applicable to the Company and its actual capital ratios. As of December 31, 2004, the Company was in compliance with its capital requirements.

                                              REGULATORY               ACTUAL CAPITAL
                                          CAPITAL REQUIREMENT      CLASSIC BANCSHARES, INC.
                                        -----------------------    -----------------------
                                          AMOUNT      PERCENT        AMOUNT      PERCENT
                                        ----------   ----------    ----------   ----------
                                                      (Dollars in Thousands)
         Total Capital
           (to Risk Weighted Assets)    $   19,171          8.0%   $   34,013         14.2%
         Tier 1 Capital
           (to Adjusted Total Assets)       13,324          4.0        31,752          9.5

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

         The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

         None.



Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



Item 5.  OTHER INFORMATION

         None.



Item 6.  EXHIBITS

         Exhibits
         --------
            Exhibit 31.1 Certification of David B. Barbour pursuant to
               Rule 13a-14 under the Securities Exchange Act of 1934.
            Exhibit 31.2 Certification of Lisah M. Frazier pursuant to
               Rule 13a-14 under the Securities Exchange Act of 1934.
            Exhibit 32.1 Certification of David B. Barbour pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            Exhibit 32.2 Certification of Lisah M. Frazier pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CLASSIC BANCSHARES, INC.
                               REGISTRANT





Date:    February 14, 2005     /s/ David B. Barbour
         -----------------     -------------------------------------------------
                               David B. Barbour, President, Chief Executive
                               Officer and Director (Duly Authorized Officer)





Date:    February 14, 2005     /s/ Lisah M. Frazier
         -----------------     -------------------------------------------------
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