Form 10QSB/A
period 2004-12-31
CLASSIC BANCSHARES INC
filed 2005-03-14
CIK 1001627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ___________________


                                  FORM 10-QSB/A

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

Explanatory Note: This Amendment No. One to our Quarterly Report on Form 10-QSB is being filed to include signatures on Section 302 and Section 906 certifications for the Company's principal executive officer and principal financial officer. Such signatures were inadvertently omitted from the original filing of the Quarterly Report on Form 10-QSB on February 14, 2005.

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